Form 10-Q
period 2014-09-30
American Realty Capital Global Trust II, Inc.
filed 2014-11-14
CIK 1609865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 0001609865
American Realty Capital Global Trust II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 31, 2014, the registrant had 296,726 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of September 30, 2014 (Unaudited)	2
Consolidated Statements of Operations and Comprehensive Loss for the Period from April 23, 2014 (date of inception) to September 30, 2014 (Unaudited)	3
Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Period from April 23, 2014 (date of inception) to September 30, 2014 (Unaudited)	4
Consolidated Statements of Cash Flows for the Period from April 23, 2014 (date of inception) to September 30, 2014 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2014
ASSETS
Cash	$520
Total assets	$520

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable and accrued expenses	$912,010
Due to affiliates	912,293
Total liabilities	1,824,303
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 8,888 shares issued and outstanding	89
Additional paid-in capital	(1,647,797)
Accumulated deficit during development stage	(176,075)
Total stockholder's equity (deficit)	(1,823,783)
Total liabilities and stockholder’s equity (deficit)	$520

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30, 2014	Period from April 23, 2014 (date of inception) to September 30, 2014
Revenues:	$—	$—
Expenses:
General and administrative	156,298	176,075
Total expenses	156,298	176,075
Net loss	(156,298)	(176,075)
Net comprehensive loss	(156,298)	(176,075)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from April 23, 2014 (date of inception) to September 30, 2014
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, April 23, 2014	—	$—	$—	$—	$—
Issuance of common stock	8,888	89	199,911	—	200,000
Net comprehensive loss	—	—	—	(176,075)	(176,075)
Offering costs	—	$—	(1,847,708)	$—	$(1,847,708)
Balance, September 30, 2014	8,888	$89	$(1,647,797)	$(176,075)	$(1,823,783)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from April 23, 2014 (date of inception) to September 30, 2014
(Unaudited)

Cash flow from operating activities:
Net loss	$(176,075)
Adjustments to reconcile net loss to net cash provided by operating activities
Accrued expenses	132,491
Net cash used in operating activities	(43,584)
Cash flows from financing activities:
Proceeds from issuance of common stock	200,000
Offering costs paid	(1,068,189)
Advances from affiliates	912,293
Net cash provided by financing activities	44,104
Net change in cash	520
Cash, beginning of period	—
Cash, end of period	$520
Non-cash financing activities:
Offering costs in accounts payables and accrued expenses	$779,519

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust II, Inc. (the “Company”) was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2014 or its first year of material operations. On August 26, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333- 196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share net asset value, or NAV, as determined by American Realty Capital Global II Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date on which the Company files its Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the second full fiscal quarter following the earlier of (i) the date on which the Company has invested all of the net proceeds of its primary offering, plus the net proceeds from debt financing equal to its target leverage ratio, but excluding working capital reserves and facilities and (ii) August 26, 2017, which is three years from the effective date of the IPO.
The Company sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by American Realty Capital II, LLC (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business will be conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, the Company expects that the Advisor will contribute $200 to the OP in exchange for 9 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. American Realty Capital Global II Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor entered into a service agreement with an independent third party, Moor Park Capital Global II Advisors Limited (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect to the Company’s properties in Europe. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company intends to invest 50% of its capital in real estate in the United States and 50% of its capital in real estate in Europe; however, it may reallocate up to 20% of its total capital for additional investments in Europe or elsewhere internationally. All such properties may be acquired and

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, the Company had not acquired any real estate investments, but on October 20, 2014, entered into an agreement of purchase and sale for the acquisition of a property. See “Note 7-Subsequent Events.”

Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company were prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”)for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
Development Stage Company
The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the IPO, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. As of September 30, 2014, the Company has not reached such threshold, purchased any properties or earned any income. See “Note 7-Subsequent Events.”
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and the OP. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. When the Company commences active real estate operations, management may make significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments can have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Allocation of Purchase Price of Acquired Assets
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially considers, and periodically evaluates on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Cash
Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Restricted Cash
Restricted cash may primarily consist of reserves related to lease expirations as well as maintenance, structural, and debt service reserves.
Deferred Offering Costs
Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company’s common stock. On the day the Company commenced its IPO, deferred offering costs were reclassified to stockholder’s equity.
Share Repurchase Program
The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company under certain limited circumstances. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company’s capital or operations.
Except in connection with a stockholder’s death, disability, bankruptcy or other involuntary exigent circumstance, prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate its NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date – the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
After the Company begins to calculate its NAV, any shares of common stock repurchased by the Company will be repurchased on the last day of each quarter at a price based on the Company’s per share NAV of common stock for the quarter. Subject to limited exceptions, stockholders whose shares of the Company’s common stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0% of the aggregate per share NAV of the shares of common stock repurchased. Until the Company begins to calculate its NAV, the Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for repurchase, at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5.0% of the weighted average number of shares outstanding during the prior calendar year.
When a stockholder requests a repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of September 30, 2014, no shares have been repurchased or requested to be repurchased.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to have their distributions reinvested in shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions attributable to net sale proceeds be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP will be recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared. There have been no shares issued under the DRIP as of September 30, 2014.
Revenue Recognition
The Company’s revenues, which are derived primarily from rental income. Rental income from leases with scheduled rent increases are reported on a straight-line basis over the initial term of the lease. Since many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company continually reviews receivables related to rent, unbilled rent receivables and cost recoveries and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company’s allowance for uncollectible accounts or record a direct write-off of the receivable in the Company’s consolidated statements of operations.
Share-Based Compensation
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 5.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2014, there were no unvested restricted shares issued to independent directors under the RSP. See "Note 6 — Share-Based Compensation."
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 2014 or its first year of material operations. In order to qualify as a REIT, the Company must distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on that portion of its REIT taxable income that it distributes to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Per Share Data
The Company calculates basic income per share for each period by dividing net income for the period by the weighted-average number of shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Such adjustments are not given effect where the effect would be antidilutive. For the period from April 23, 2014 (date of inception) to September 30, 2014, the calculation of net income per share is not presented because it is not a meaningful measure of the Company’s performance as the Company has not commenced operations.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. ASU 2014-08 also requires additional

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has adopted the provisions of ASU 2014-08 effective April 23, 2014.

Note 3 — Commitments & Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 4 — Related Transactions & Arrangements
As of September 30, 2014, an entity controlled by the Sponsor owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2014, the Company had $0.9 million in payables to affiliated entities for advances received to fund the payment of offering costs.
Fees Paid in Connection with the Offering
The Dealer Manager is paid fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager is paid a selling commission of up to 7.0% of the per share purchase price of the Company’s offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager is paid up to 3.0% of the gross proceeds from the sale of shares, before reallowance to such participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it is expected that the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the period from April 23, 2014 (date of inception) to September 30, 2014.
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet. During the period from April 23, 2014 (date of inception) to September 30, 2014, the Company has not incurred any offering cost reimbursements from the Advisor or the Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of common stock, measured at the end of the IPO. IPO costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of September 30, 2014, offering and related costs exceeded 2.0% of gross proceeds received from the offering by $1.8 million.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each property acquired (including the Company's pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) and (B) the amount advanced for a loan or other investment (exclusive of acquisition fees and financing coordination fees). Solely with respect to the Company’s European investment activities, the Advisor will assign to the Service Provider its pro rata portion of the acquisition fees in respect of such properties, and the Advisor will receive the remaining portion. The Company may also reimburse the Advisor or the Servicer Provider for expenses actually incurred related to selecting, evaluating and acquiring assets, regardless of whether the Company actually acquires the related assets. In addition, the Company will also pay third parties, or reimburse the Advisor or its affiliates for any investment-related expenses

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of (A) the contract purchase price of the property (including the Company's pro rata share of any indebtedness assumed or incurred in respect of that investment) and (B) the amount advanced for each loan or other investment. No acquisition fees or reimbursements were incurred or forgiven during the period from April 23, 2014 (date of inception) to September 30, 2014.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the period from April 23, 2014 (date of inception) to September 30, 2014.
For its asset management services, the OP will issue restricted Class B units in the OP (“Class B Units”) to the Advisor on a quarterly basis in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets) less (B) any amounts payable as an oversight fee for such calendar quarter; by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: the value of the operating partnership’s assets plus all distributions made by the company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; or (b) any one of the following events occurs: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the Company's operating partnership is a party, as a result of which OP Units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the advisor pursuant to the advisory agreement is providing services to us immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. No Class B units have been approved by the Company's board of directors for issuance as of September 30, 2014.
If the Property Manager or an affiliate provides property management and leasing services for properties owned by the Company, the Company will pay fees equal to: (i) with respect to stand-alone, single-tenant net leased properties which are not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed.
For services related to overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company will pay the Property Manager an oversight fee equal to 1.0% of gross revenues of the property managed.
Solely with respect to the Company's investment activities in Europe, the Service Provider or other entity providing property management services with respect to such investments will be paid: (i) with respect to single-tenant net leased properties which are not part of a shopping center, 1.75% of the gross revenues from such properties and (ii) with respect to all other types of properties, 3.5% of the gross revenues from such properties. The Property Manager receives 0.25% of the gross revenues from European single-tenant net leased properties which are not part of a shopping center and 0.5% of the gross revenues from all other types of properties, reflecting a split of the oversight fee with the Service Provider or an affiliated entity providing European property management services. Such fees are deducted from fees payable to the Advisor, pursuant to the service provider agreement.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the period from April 23, 2014 (date of inception) to September 30, 2014.
Distributions Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from April 23, 2014 (date of inception) to September 30, 2014.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the period from April 23, 2014 (date of inception) to September 30, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the period from April 23, 2014 (date of inception) to September 30, 2014.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the period from April 23, 2014 (date of inception) to September 30, 2014.
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. The Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 5 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 6 — Share Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 5.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. There have been no restricted shares granted for the period from April 23, 2014 (date of inception) to September 30, 2014 and therefore, no restricted stock expense has been recorded in the Company’s consolidated financial statements.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from April 23, 2014 (date of inception) to September 30, 2014.

Note 7 — Subsequent Events
The Company has evaluated subsequent events through the the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following transactions:
Sales of Common Stock
As of October 31, 2014, the Company had 296,726 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $7.4 million, including proceeds from shares issued under the DRIP.
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to September 30, 2014	October 1, 2014 to October 31, 2014	Total
Common stock	$200	$7,218	$7,418
Escrow Break
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors.
Probable Acquisition
On October 20, 2014, the Company, through the parent of the Company’s sponsor, entered into a purchase and sale agreement to acquire the fee simple interest in a Veolia Water Technologies office building located in Vandalia, Ohio (the

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

“Property”). Although the Company believes the acquisition of the Property is probable, there can be no assurance that the acquisition will be consummated.
The contract purchase price for the Property is $6.9 million, exclusive of closing costs. The Company has made a $0.3 million nonrefundable deposit. The Company intends to fund the purchase price with proceeds from its ongoing initial public offering. The Company may seek financing for the Property at or after closing from a lender yet to be identified. There is no assurance that the Company will be able to secure financing on terms that it deems favorable or at all.
Distributions
On October 22, 2014, the board of directors authorized, and the Company declared, a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00486301370 per day, based on a per share price of $25.00. Distributions will begin to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
Management Update
On October 22, 2014, Mr. Nicholas S. Schorsch resigned from his role as chief executive officer of the Company, effective as of that same date. Mr. Schorsch did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Schorsch’s resignation from his role as chief executive officer of the Company, the Company’s board of directors appointed Mr. Schorsch to serve as executive chairman of the board.
Simultaneously with Mr. Schorsch’s resignation from his role as chief executive officer of the Company, the Company’s board of directors appointed Mr. Scott J. Bowman to serve as the Company’s chief executive officer, effective as of that same date.
On October 22, 2014, in light of his recent appointment as chief executive officer of RCS Capital Corporation, Edward M. Weil, Jr. resigned from his role as president, chief operating officer, treasurer and secretary of the Company, effective as of that same date. Mr. Weil did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed Mr. Andrew Winer, currently the chief investment officer of the Company, to serve as president of the Company and Mr. William M. Kahane to serve as the Company’s chief operating officer, treasurer and secretary. Mr. Winer will also continue to serve in his capacity as chief investment officer of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Global Trust II, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Global Trust II, Inc., a Maryland corporation, including, as required by context, to American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. The Company is externally managed by American Realty Capital Global II Advisors, LLC (our "Advisor"), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements including statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some, but not all, of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history, which makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Commencing with the NAV pricing date, as described herein, the purchase price and repurchase price for our shares will be based on our net asset value ("NAV") rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
If we raise substantially less than the maximum offering in our initial public offering (the "IPO"), we may not be able to invest in a diversified portfolio of real estate assets, which may cause the value of an investment in us to vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees that may be substantial to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We have not and may not in the future generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to incur additional debt, borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that may occur in the credit markets of the United States of America and Europe.

•
Our failure to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview
We were incorporated on April 23, 2014, as a Maryland corporation that intends to elect and qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2014 or its first year of material operations. On August 26, 2014, we commenced our IPO on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333- 196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by American Realty Capital Global II Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date on which we file our Quarterly Report on Form 10-Q (or Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the second full fiscal quarter following the earlier of (i) the date on which we have invested all of the net proceeds of its primary offering, plus the net proceeds from debt financing equal to its target leverage ratio, but excluding working capital reserves and facilities and (ii) August 26, 2017, which is three years from the effective date of the IPO.
We sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by AR Capital Global Holdings, LLC (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of our business will be conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, we expect that the Advisor will contribute $200 to the OP in exchange for 9 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor entered into a service agreement with an independent third party, Moor Park Capital Global II Advisors Limited (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect to the our properties in Europe. American Realty Capital Global II Properties, LLC (the “Property Manager”) serves as our property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of our IPO. Our Advisor, Property and the Dealer Manager are under common control with, the parent of the Sponsor, as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. We intend to invest 50% of our capital in real estate in the United States and 50% of our capital in real estate in Europe; however, we may reallocate up to 20% of total capital for additional investments in Europe or elsewhere internationally. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we had not acquired any real estate investments, but on October 20, 2014, entered into a purchase and sale agreement for the acquisition of a property. See “Note 7 - Subsequent Events.”

Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationships is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which ranges from seven to 25 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Derivative Instruments
We will use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Recently Issued Accounting Pronouncements
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations
Currently, we have not commenced business operations. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share (including the maximum allowed to be charged for commissions and fees), on a “reasonable best efforts” basis, pursuant to the Registration Statement. We also are offering up to 26.3 million shares of common stock under our DRIP, initially at $23.75 per share, which is 95% of the primary offering price. Beginning with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
As of September 30, 2014, we had not yet raised proceeds sufficient to break escrow in connection with the IPO. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. We have not entered into any additional purchase and sale agreements, and there can be no assurance that we will acquire a specific property or other asset. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our offering in short-term, low risk, highly liquid, interest-bearing investments.
We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: 5% of our NAV in excess of $1 billion. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. The Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us.
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. We do not intend to fund such distributions from offering proceeds, however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, the deferral, suspension and/or waiver of fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing lines of credit, proceeds from the sale of properties and undistributed cash flow. We have not identified any sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Distributions
As of September 30, 2014, we have not paid any distributions. We intend to accrue and pay distributions on a regular basis. Distributions will begin to accrue on November 1, 2014 and will be payable by the 5th day following each month end. We intend to fund such distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distribution until we make substantial investments and we can give no assurance that we will pay distributions solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the IPO to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains.

Contractual Obligations
None.

Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2014 or our first year of material operations. We believe that, commencing with such taxable year, we will be organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify, and continue to qualify, for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income, (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain.  If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on that portion of our taxable income or capital gain that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See "Note 4 - Related Party Transactions & Arrangements" to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2014, which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2014, we had not acquired any real estate investments or commenced real estate operations. As of September 30, 2014, we do not have any long-term debt. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We would not hold or issue these derivative contracts for trading or speculative purposes. We may also be exposed to foreign currency fluctuations as a result of any investments in foreign operations in Europe and elsewhere internationally.
Item 4. Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement (File No. 333-196549), as amended from time to time. There have been no material changes from the risk factors set forth in the Registration Statement, except for the items described below.
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain soliciting dealers.
ARCP recently filed a Form 8-K that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing, no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our sponsor, but does not have a role in the management of our sponsor’s or our business.
As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our sponsor have temporarily suspended their participation in the distribution of those offerings, including ours. These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these temporary suspensions will continue, or whether such soliciting dealers will reinstate their participation in the distribution of our offering. In addition, future announcements by ARCP with respect to its ongoing investigation may have an adverse effect on our ability to raise capital. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Not applicable.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.
By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Patrick J. Goulding
Patrick J. Goulding
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1*	Dealer Manager Agreement among American Realty Capital Global Trust II, Inc., American Realty Capital Global Advisors II, LLC and Realty Capital Securities, LLC
3.1*	Articles of Amendment and Restatement for American Realty Capital Global Trust II, Inc.
4.1*	Agreement of Limited Partnership of American Realty Capital Global II Operating Partnership, L.P.
10.1*	Escrow Agreement among American Realty Capital Global II Trust, Inc., UMB Bank, N.A., and Realty Capital Securities, LLC
10.2*	Advisory Agreement, among American Realty Capital Global Trust II, Inc., American Realty Capital Global II Operating Partnership, L.P. and American Realty Capital Global II Advisors, LLC
10.3*
Property Management and Leasing Agreement among American Realty Capital Global Trust II, Inc., American Realty Capital Global II Operating Partnership, L.P. and American Realty Capital Global II Properties, LLC

10.4*	Purchase and Sale Agreement, dated October 20, 2014, between AR Capital, LLC and Harbor Investments III, LLC
14.1(1)	Code of Ethics
21.1(1)	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust II, Inc.'s Quarterly Report on Form 10-Q for the three ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

_________________________________________
*        Filed herewith
(1)     Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on August 8, 2014.