Form 10-K
period 2014-12-31
American Realty Capital Global Trust II, Inc.
filed 2015-04-01
CIK 1609865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 333-196549
American Realty Capital Global Trust II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2771978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333- 196549), which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The registrant did not have any common stock held by non-affiliates as of June 30, 2014.
On March 13, 2015, the registrant had 3,434,840 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

FORM 10-K
For the Period from April 23, 2014 (date of inception) to December 31, 2014

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Global Trust II, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some, but not all, of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Global II Advisors, LLC (the “Advisor”), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital-affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital- advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

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

•
Our initial public offering of common stock (the "IPO"), which commenced on August 26, 2014, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets, which may cause the value of an investment in us to vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees that may be substantial to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

•
We have not generated cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at unfavorable rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•
We are subject to risks associated with our international investments, including risks associated with compliance with and changes in foreign laws, fluctuations in foreign currency exchange rates and inflation.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States of America and Europe from time to time.

•
We may fail to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•	We may be exposed to risks due to a lack of tenant diversity, investment types and geographic diversity.

•
We may be exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

PART I
Item 1. Business.
The Company was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2015 or our first year of material operations. On August 26, 2014, we commenced our IPO on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196549), as amended from time to time (the “Registration Statement”), filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covered up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of common stock. We reserve the right to reallocate shares in our IPO between the primary offering and the DRIP.
On October 17, 2014, we satisfied the general escrow conditions of our public offering of common stock. On such date, we received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of common stock to our initial investors, consisting of the sale of 131,045 shares of common stock in our public offering. As of December 31, 2014, we had 1.3 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds from the IPO of $32.2 million. We purchased our first properties and commenced active operations on December 29, 2014.
Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the per share purchase price of shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share net asset value, or NAV, as determined by our Advisor, plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. We reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO.
The Company sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by American Realty Capital II, LLC (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of our business is conducted through our operating partnership, American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, we expect that the Special Limited Partner will contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Global II Properties, LLC (the “Property Manager”) serves as our property manager. The Advisor entered into a service agreement with an independent third party, Moor Park Capital Global II Advisors Limited (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect of our investments in Europe. Pursuant to the service provider agreement, 50% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to the Company's investment strategy in Europe. Such fees are deducted from fees paid to the Advisor. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. We intend to invest 50% of our capital in real estate in the United States and 50% of our capital in real estate in Europe; however, we may reallocate up to 20% of total capital for additional investments in Europe or elsewhere internationally. All such properties may be acquired and operated by the us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.

Investment Objectives
Our investment objectives are:

•	to acquire a portfolio of commercial properties that is diversified with respect to the credit risk associated with any one tenant or any one tenant industry;

•
to acquire primarily commercial properties and lease the properties back to the seller-occupants pursuant to triple net leases with a focus, with respect to investments in the United States, on acquisitions of net lease properties with tenants in the office, industrial and special purpose sectors;

•	to preserve, protect and return investors’ capital contributions;

•	to generate cash flow that will support a stable distribution to investors with potential for growth through leases with rent escalations such as inflation adjustments;

•	to diversify our assets by investing in different geographic areas both in the United States, Europe and elsewhere internationally; and

•
to seek investments through our Service Provider of up to 50% of our capital in Europe and 20% elsewhere internationally that have an opportunity for greater asset diversity, a broader range of investments, and, in the case of European investments, an opportunity to make real estate investments through leases that may be indexed to an inflation index.

Acquisition and Investment Policies
Primary Investment Focus
We intend to focus our investment activities on single tenant net-leased commercial properties, with an emphasis on sale-leaseback transactions. Our primary geographic target is the United States, although up to 50% of our portfolio may consist of properties purchased in Europe and up to an additional 20% may consist of properties purchased in Europe or elsewhere internationally. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but may also include bridge loans, mezzanine loans, preferred equity or securitized loans.
As of December 31, 2014, the Company owned two properties, both of which are located in Europe.
Investing in Real Property
We expect to continue to invest in single tenant net-leased commercial properties. When evaluating prospective investments in real property, our management, our Advisor and our Service Provider, with respect to foreign investments, consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor or Service Provider has substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of our annualized rental income on a straight-line basis as of December 31, 2014:

December 31, 2014
Tenant
Auchan	59.5%
Pole Emploi	40.5%
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on revenues.

Opportunistic Investments
We believe there may be opportunities to purchase properties other than long-term net leased real estate assets from corporations and other owners due to our market presence in the corporate real estate marketplace. These assets may differ significantly in character from our traditional net leased real estate assets. For example, we may acquire partially leased properties, multi-tenanted properties, vacant or undeveloped properties, properties subject to short-term net leases, mortgage loans secured by commercial real properties, subordinated interests in first mortgage real estate loans, mezzanine loans related to commercial real estate as well as equity and debt securities (including collateralized mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments) and other interests issued by entities that are engaged in real estate-related businesses, including real estate funds and other REITs. We believe we may find attractive opportunities to make investments in these assets as they may either be part of a larger sale-leaseback transaction, an existing relationship with the owner or from some other source where our market presence and reputation may give us an advantage over certain other investors. As of December 31, 2014, we are not invested in any of these types of opportunistic investments.
Mortgage Loans Secured by Commercial Real Properties
We may invest in commercial mortgages and other commercial real estate interests consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, which may pay fixed or variable interest rates or have “participating” features. Our loans may include first mortgage loans, second mortgage loans and leasehold mortgage loans. Loans will usually not be insured or guaranteed by the U.S. government, its agencies or anyone else. They usually will be non-recourse, which means they will not be the borrower’s personal obligations.
We may also invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures) and/or personal property, on which another lender may hold a first priority lien. The value of the collateral against which we lend may or may not be valued by an appraisal.
Loans with “participating” features may allow us to participate in the economic benefits of any increase in the value of the property securing repayment of the loan as though we were an equity owner of a portion of the property. The forms and extent of the participations may vary depending on factors such as the equity investment, if any, of the borrower, credit support provided by the borrower, the interest rate on our loans and the anticipated and actual cash flow from the underlying real property.
Subordinated Interests in First Mortgage Real Estate Loans, or B Notes
We may purchase from third parties, and may retain from mortgage loans we originate and securitize or sell, subordinate interests referred to as B Notes. B Notes are loans secured by a first mortgage and subordinated to a senior interest, referred to as an A Note. The subordination of a B Note is generally evidenced by a co-lender or participation agreement between the holders of the related A Note and the B Note. In some instances, the B Note lender may require a security interest in the stock or partnership interests of the borrower as part of the transaction. B Note lenders have the same obligations, collateral and borrower as the A Note lender, but typically are subordinated in recovery upon a default. B Notes share certain credit characteristics with second mortgages, in that both are subject to the greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A Note, and inconsequence generally carry a higher rate of interest. If we acquire or originate B Notes, we may earn income in addition to interest payable on the B Note, in the form of fees charged to the borrower under that note. If we originate first mortgage loans, we may divide them, securitizing or selling the A Note and holding the B Note for investment. We believe that the B Note market will continue to grow with the expansion of the commercial mortgage securitization market.
We may also retain or acquire interests in A Notes and notes sometimes referred to as “C Notes,” which are junior to the B Notes.
Mezzanine Loans Related to Commercial Real Estate
We may invest in mezzanine loans that are senior to the borrower’s common and preferred equity in, and subordinate to a first mortgage loan on, a commercial property. These loans are secured by pledges of ownership interests, in whole or in part, in entities that directly or indirectly own the real property. Mezzanine loans may have elements of both debt and equity instruments, offering fixed returns in the form of interest payments and principal payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. Due to their higher risk profile, and often less restrictive covenants, as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. Mezzanine loans also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed upon formula.

Commercial Mortgage-Backed Securities
We may invest in mortgage-backed securities and other mortgage related or asset-backed instruments, including CMBS, mortgage-backed securities issued or guaranteed by agencies or instrumentalities of the U.S. Government, non-agency mortgage instruments, and collateralized mortgage obligations that are fully collateralized by a portfolio of mortgages or mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. Mortgage-backed securities are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by real estate. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities.
Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs
We may invest in equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities, including for the purpose of exercising control over such entities. Such investments may be an attractive alternative to direct investments in property. Companies engaged in real estate activities and real estate related investments may include, for example, companies engaged in the net lease business, REITs that either own properties or make construction or mortgage loans, real estate developers, companies with substantial real estate holdings and other companies whose products and services are related to the real estate industry, such as building supply manufacturers, mortgage lenders or mortgage servicing companies. Such securities may or may not be readily marketable and may or may not pay current dividends or other distributions. We may acquire all or substantially all of the securities or assets of companies engaged in real estate related activities where such investment would be consistent with our investment policies and our status as a REIT. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we intend to generally divest appropriate securities before any such registration would be required.
Acquisition Structure
We have acquired and anticipate we will continue acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property.
International Investments
We intend to invest 50% of our capital in real estate in Europe; however, we may reallocate up to 20% of our total capital for additional investments in Europe or elsewhere internationally.
Development and Construction of Properties
We do not plan to acquire undeveloped land, develop new real estate, or substantially re-develop existing real estate. However, we may pursue “build-to-suit” development projects for single tenants who enter into long-term leases with us prior to our commencing the development project.
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have.
Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

Financing Strategies and Policies
We may obtain financing for acquisitions and investments at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, we intend to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We will not borrow from our Sponsor, our Advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.
Tax Status
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the "Code"), effective for our taxable year ending December 31, 2015 or our first year of material operations. We believe that, commencing with such taxable year, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Competition
The commercial property real estate market is highly competitive. We compete for tenants in all of our markets with other owners and operators of such real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our company. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from the IPO in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain distributions to stockholders.
Regulations
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments, and foreign governments at various levels. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues.
Employees
As of December 31, 2014, we have no direct employees. Instead, the employees of the Service Provider, Property Manager, Advisor, and other affiliates of our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services.
We are dependent on these third parties and affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources at potentially higher cost.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are derived from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors
Risks Related to Our Properties and Operations
Various risks and uncertainties, including the conditions listed below, could have a material adverse effect on our results of operations, financial condition, business, ability to pay distributions and the value of an investment in us. The list below is not exhaustive.
We have a limited prior operating history and limited established financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and the past performance of other real estate investment programs sponsored by affiliates of our Advisor may not predict our future results. The prior performance of programs sponsored by affiliates of our Sponsor should not be used to predict our future results.
Moreover, other than our revolving credit facility and the proceeds from our IPO, we do not have any established financing sources. If our capital resources are insufficient to support our operations, we will not be successful.
Investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital Global Trust II, Inc. name within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals.
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has invested $200,000 in us through the purchase of 8,888 shares of our common stock at $22.50 per share. Our Sponsor or any affiliate may not sell this initial investment while our Sponsor remains a sponsor but may transfer the shares to other affiliates. If we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in the company it sponsors.
There is no public trading market for our shares and there may never be one; therefore, it will be difficult for investors to sell shares.
There currently is no public market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share repurchase program includes numerous restrictions that limit a stockholder's ability to sell shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for stockholder's to sell shares promptly or at all.
If we, through our Advisor or our Service Provider, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions, which would adversely affect the value of an investment in our shares.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor, and our Service Provider, in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2014, we owned two properties and have identified a limited number of properties to acquire. We cannot be sure that our Advisor or our Service Provider will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of an investment in our shares.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor or our Service Provider at times when management of our Advisor or our Service Provider is simultaneously seeking to locate suitable investments for other programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of an investment in our shares. Generally, we may fund distributions from unlimited amounts of any source, which may include borrowing funds, using proceeds from our offering, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. Paying distributions from these sources will reduce the amount of cash we have available to invest in income producing assets.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of an investment in our shares will fluctuate with the performance of the specific properties we acquire.
Our offering is being made on a reasonable best efforts basis, whereby the brokers participating in the offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we make fewer investments, there will be less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of an investment in our shares.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees of the Advisor and its affiliates may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.
If our Advisor or our Service Provider loses or is unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our common stock.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and our Service Provider, each of whom would be difficult to replace. None of we, our Advisor or our Service Provider has an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us or our Advisor or our Service Provider. If any of our key personnel were to cease their affiliation with our Advisor or our Service Provider, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our Advisor or our Service Provider to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and there can be no assurance that our Advisor or our Service Provider will be successful in attracting and retaining such skilled personnel. If our Advisor or our Service Provider loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our shares may decline.
In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.
If we are able to quickly raise a substantial amount of capital during our IPO, we may have difficulty identifying and purchasing suitable properties on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our IPO and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for an investment in our shares to realize its full potential return and could adversely affect our ability to pay distributions. If we fail to timely invest the net proceeds of our IPO or to invest in quality assets, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by geographic area and type of tenant, could be materially adversely affected.

We may be unable to pay or maintain cash distributions to our stockholders or increase distributions over time, which could adversely affect the return on an investment in our shares.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as IPO proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot give any assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially the value of an investment in our shares.
We may pay distributions from unlimited amounts of any source, including proceeds of our offering, which reduces the amount of capital we are able to invest and may reduce the value of an investment in our shares.
We may pay distributions from unlimited amounts of any source, which may include borrowing funds, using proceeds from the IPO, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from the IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of an investment in our shares.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect the value of an investment in our shares.
Our cash flows used in operations were $2.8 million for the year ended December 31, 2014. During the year ended December 31, 2014, we paid distributions of $59,000, all of which was funded from proceeds from the issuance of common stock and proceeds from common stock issued under the DRIP. During the year ended December 31, 2014, cash flows from operations included an increase in accounts payable and accrued expenses of $1.5 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the year ended December 31, 2014, there would have been $1.5 million less in cash flow from operations. Additionally, we will in the future continue to pay distributions from sources other than from our cash flows from operations.
In the future, we still may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return then expected by our stockholders. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we will continue to use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
When we fund distributions from the proceeds of our IPO, we have less funds available for acquiring properties or other real estate-related investments. As a result, the value of our common stock is reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from offering proceeds dilutes stockholders' interest in us. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect an investment in our shares.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce any recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement formalizing our indemnification obligations with respect to our officers and directors and certain former officers and directors. However, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the North American Securities Administrators Association REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce any recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to stockholders.
Commencing with the NAV pricing date, the offering price for shares in our primary offering and pursuant to our DRIP, as well as the repurchase price for our shares under our share repurchase program, will vary quarterly and will be based on NAV, which will be based upon subjective estimates, judgments, assumptions and opinions about future events, and also may not accurately reflect the value of our assets and liabilities at a particular time for other reasons.
Commencing with the NAV pricing date, the offering price for shares in our primary offering (to the extent we are still offering shares in our primary offering) and pursuant to our DRIP, as well as the repurchase price for our shares under our share repurchase program, will vary quarterly and will be based on NAV. Our Advisor, with the assistance of an independent third party valuer, will calculate NAV quarterly by estimating the market value of our assets and liabilities, many of which may be illiquid. In calculating NAV, our Advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our Advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer’s conclusions. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. The valuations used by the independent valuer, our Advisor and our board of directors may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events, such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. If different judgments, assumptions or opinions were used, a different estimate would likely result.
Each property will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Because each property will be appraised only annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Moreover, appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV. Any resulting disparity may benefit the selling or non-selling stockholders or purchasers. Further, valuations do not necessarily represent the price at which we would be able to sell an asset.
In addition, our NAV may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV as published on any given quarter will not reflect such events. As a result, the NAV published after the announcement of a material event may differ significantly from our actual NAV until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis.
NAV does not represent the fair value of our assets less liabilities under GAAP. NAV is not a representation, warranty or guarantee of: (a) what a stockholder would ultimately realize upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event, (b) that the shares of our common stock would trade at NAV on a national securities exchange, (c) what any third party in an arm’s-length transaction would offer to purchase all or substantially all of our shares of common stock at NAV, and (d) that NAV would equate to a market price for an open-end real estate fund. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager.
Prior to the NAV pricing date, stockholders will not be able to determine the NAV of their shares.
We will not publish our NAV until the NAV pricing date because the price stockholders will pay for shares of our common stock in this offering, and the price at which shares may be repurchased by us pursuant to our share repurchase program, will be based on our estimated NAV commencing with the NAV pricing date, stockholders may pay more than realizable value or receive less than realizable value for their investment.
Stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value, at such time as we calculate the NAV of our share.
The prices we may pay for shares repurchased under our share repurchase program may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.
We rely significantly on major tenants and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2014 the following two major tenants had annualized rental income on a straight-line basis, which represented 5.0% or more of our consolidated annualized rental income on a straight-line basis including, for this purpose, all affiliates of such tenants:

Tenant	December 31, 2014
Auchan	59.5%
Pole Emploi	40.5%
The financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment in a real estate asset is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results of operations.
A high concentration of our properties in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments.
If we have a concentration of our properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. As of December 31, 2014, the following countries and states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

Country	December 31, 2014
France	100.0%
Any adverse situation that disproportionately affects the states and countries listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states or countries include:

•	business lay offs, downsizing or relocations;

•	industry slowdowns;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
We are subject to additional risks from our international investments.
We intend to invest 50% of our capital in real estate in the United States and 50% of our capital in real estate in Europe, provided, however, that we may reallocate up to 20% of our total capital for additional investments in Europe or investments elsewhere internationally. We may also make or acquire loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose several risks, including the following:
•the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•
existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person's or company's country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries;

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States; and

•	our dependence on our Service Provider.
Investments in properties or other real estate investments outside the United States subject us to foreign currency risks.
Any investments we make outside the United States subjects us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Revenues generated from any properties or other real estate investments outside of the United States are generally denominated in the local currency. We also may borrow in local currencies when we purchase properties outside the Unites States. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.
Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT.
Foreign exchange rates may be influenced by many factors, including:

•	changing supply and demand for a particular currency;

•
monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and imitations on foreign investment in a country or an investment by residents of a country in other countries);

•	changes in balances of payments and trade;

•	trade restrictions; and

•	currency devaluations and revaluations.
Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices. These events and actions are unpredictable. In particular, sovereign debt issues in Europe could lead to further significant, and potentially longer-term, devaluation of the euro against the U.S. dollar, which could adversely impact our European investments and revenue, operating expenses, and net income related to such European investments as expressed in U.S. dollars.
If we are unsuccessful in hedging these, or any other potential losses related to our exposure to foreign currencies, our operating results could be negatively impacted and our cash flows could be reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.

Recent events in Europe have called into question the viability of a common European currency. The failure of the euro and/or disruptions in the economies of European countries could negatively impact our business, results of operations and financial condition.
In early 2010, Greece and certain other European Union countries with high levels of sovereign debt had difficulty refinancing their debt and central bank intervention was required, causing significant devaluation of the euro relative to other currencies, such as the U.S. dollar, and concerns that sovereign defaults could lead to devaluation or abandonment of the common currency. Sovereign debt issues could lead to further significant, and potentially longer-term, devaluation of the euro against the U.S. dollar, which could adversely impact our European investments and revenues, operating expenses, and net income related to such European investments as expressed in U.S. dollars. In addition, many governments around the world, including the U.S. government, are operating at very large financial deficits. Disruptions in the economies of such governments could cause, contribute to or be indicative of, deteriorating macro-economic conditions. Furthermore, governmental austerity measures aimed at reducing deficits could impair the economic recovery.
We may be exposed to foreign currency gains and losses resulting from the current volatility and uncertainty concerning the euro. If we are unsuccessful in hedging these potential losses, our operating results could be negatively impacted and our cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.
Foreign exchange rates may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the U.S. dollar/euro exchange rate could materially and adversely affect our performance.
Inflation in foreign countries may have an adverse effect on our investments.
Certain countries have in the past experience extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about the possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future.
High inflation could cause our revenue from leases that do not contain indexed escalation provisions to decline and erode the value of long-term leases. High inflation in the countries in which we purchase real estate or make other investments could also increase our expenses, and we may not be able to pass these increased costs onto our tenants. An increase in our expenses or a decrease in our revenues could adversely impact our results of operations. As of December 31, 2014, all of our leases for properties in foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
A high concentration of tenants of our properties in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of our investments.
Tenants of our properties are concentrated in two specific industry categories, as a result of which, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
For the year ended December 31, 2014, our annualized rental income on a straight line basis as a percentage of our total portfolio was concentrated in the following industries:

Industry	December 31, 2014
Government Services	40.5%
Retail Food Distribution	59.5%
Any adverse situation that disproportionately affects the industries listed above will have a magnified adverse effect on our portfolio.
Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could results in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise of corruption of our confidential information, and/or damages to our business relationships, all of which could negatively impact our financial results.
In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased. Our remediation costs and lost revenues could be significant if we fall victim to a cyber incident. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Security breaches could also result in and could subject us to significant liability or loss that may not be covered by insurance, damage to our reputation, or a loss of confidence in our security measures, which could harm our business. We also may be found liable for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Disclosures made by American Realty Capital Properties, Inc. ("ARCP"), an entity previously sponsored by the Parent of our Sponsor may adversely affect our ability to raise substantial funds.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of AFFO and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of the Parent of our Sponsor, but does not have a role in the management of our Sponsor or our business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the chairman of our board of directors until his resignation on December 29, 2014. This individual is one of the controlling members of the Parent of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the Parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its Form 10-K for the year ended December 31, 2015. ARCP’s filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.
Since the initial announcement in October 2014, a number of participating broker-dealers temporarily suspended their participation in the distribution of our IPO. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation in the distribution of our offering. As a result, our ability to raise substantial funds may be adversely impacted.

Risks Related to Conflicts of Interest
Our Advisor and our Service Provider face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor and our Service Provider to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at the parent of our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of our Sponsor. For example, American Realty Capital Global Trust, Inc. seeks, like us, to a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties, in the United States and Europe. The investment opportunity allocation agreement we have entered into with American Realty Capital Global Trust, Inc. may result in us not being able to acquire certain properties identified by our Advisor and its affiliates. Thus, the executive officers and real estate professionals of our Advisor or our Service Provider could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.
We and other programs sponsored directly or indirectly by the parent of our Sponsor also rely on these real estate professionals, and our Service Provider, to supervise the property management and leasing of properties. Our executive officers and key real estate professionals, and our Sponsor and our Service Provider, are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the value of our common stock.
We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Because our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, our Sponsor, our Service Provider, and our Dealer Manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, our Sponsor, our Service Provider, and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs, including American Realty Capital-sponsored REITS, having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

The management of multiple REITs, and other direct investment programs, especially REITs and other direct investment programs in the development stage, by our executive officers and officers of our Advisor and our Service Provider may significantly reduce the amount of time our executive officers and officers of our Advisor and our Service Provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Certain of our executive officers and officers of our Advisor are part of the senior management or are key personnel of other American Realty Capital-sponsored or co-sponsored REITs and their advisors. Some of the American Realty Capital-sponsored or co-sponsored REITs have registration statements that became effective in the past 18 months and currently are offering securities and none of the American Realty Capital-sponsored or co-sponsored REITs are more than five years old. American Realty Capital also sponsors American Energy Capital Partners, LP, a non-traded oil and gas limited partnership, which is currently in registration. As a result, such direct investment programs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as we do, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of our Service Provider may face similar conflicts of interest should they be involved with the management of multiple REITs or other direct investment programs, and especially REITs or other direct investment programs in the development stage.
We compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor or co-sponsor of several other offerings, primarily non-traded REITs, most of which are conducting public offerings. These programs all have filed registration statements for the offering of common stock and some form of either are or intend to elect to be taxed as REITs. Our dealer manager is the dealer manager for the other non-traded REIT offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our investors.
Certain of our executive officers also are officers of our Advisor, our Property Manager and other affiliated entities, including the other real estate programs sponsored by American Realty Capital. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Our Advisor and our Service Providers face conflicts of interest relating to the incentive fee structure under our advisory agreement and our service provider agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and our service provider agreement, our Advisor or its affiliates and our Service Provider are entitled to fees that are structured in a manner intended to provide incentives to our Advisor and our Service Provider to perform in our best interests and in the best interests of our stockholders. Fees payable to our Advisor or our Service Provider are based on the purchase price of the properties acquired and may create an incentive for our Advisor to accept a higher purchase price or purchase assets that may not be in the best interest of our stockholders. Furthermore, because neither our Advisor nor our Service Provider maintains a significant equity interest in us but each is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s and our Service Provider's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor or our Service Provider could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor or our Service Provider to fees. In addition, our Advisor’s and its affiliates’ and our Service Provider's entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the

Advisor or our Service Provider to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement requires us to pay a termination fee to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds (a substantial portion of which may be paid to a service provider). To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination fee, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and certain of our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of our common stock.
Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party of the parent of our Sponsor that has been providing certain transfer agency services for programs sponsored directly or indirectly by AR Capital, LLC since 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with Financial Industry Regulatory Authority (“FINRA”); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect the offering or the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed Letter of Acceptance, Waiver and Consent (the “AWC”) from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our dealer manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our Dealer Manager consented to the imposition of a censure and a fine of $60,000.
To the extent any action would be taken against our Dealer Manager in connection with the above AWC, our Dealer Manager could be adversely affected.
Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 350.0 million shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions and limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
We disclose funds from operations and modified funds from operations, a non-GAAP financial measure, however, MFFO is not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and disclose funds from operations, or FFO, and modified funds from operations, or MFFO. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined under accounting principles generally accepted in the United States (“GAAP”), and stockholders should consider GAAP measures to be more relevant to evaluating our operating performance or our ability to pay distributions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.” FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider MFFO as alternatives to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders ability to exit their investment.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by the affirmative vote of stockholders entitled to cast at least two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We conduct, and intend to continue conducting, our operations, directly and through wholly or majority owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, or the 40% test. “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Because we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.
If the market value or income potential of our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
Our stockholders are bound by the majority vote on matters on which they are entitled to vote, and therefore, their vote on a particular matter may be superseded by the vote of others.
Stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, stockholders will be bound by the majority vote on matters requiring approval of stockholders entitled to cast a majority of all the votes entitled to be cast even if those stockholders do not vote with the majority on any such matter.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our portfolio.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of a stockholder's investment could change without the consent of stockholders.
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the interest of stockholders.
Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the interests of stockholders.

A stockholder's interest in us will be diluted if we issue additional shares, which could adversely affect the value of our common stock.
Existing stockholders and potential investors in our IPO or any future offering do not have preemptive rights to any shares issued by us in these offerings. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us, including: (a) shares issued pursuant to our distribution reinvestment plan; (b) securities that are convertible into shares of our common stock; (c) shares issued in respect of restricted share awards to our directors; (d) shares issued to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (e) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the partnership agreement for our OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our OP. Because the limited partnership interests of our OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to our stockholders.
Our Advisor and its affiliates perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments (a substantial portion of these fees may be paid to a service provider). They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. There is no assurance that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy stockholder claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.
We will not calculate the NAV per share for our shares until the NAV pricing date; therefore, stockholders will not be able to determine the NAV of their shares on an on-going basis during our offering and for a substantial period of time thereafter.
Commencing with the NAV pricing date, our Advisor will be responsible for calculating our quarterly NAV at the end of the business day on which we make our quarterly financial filing. The board of directors will review the NAV calculation quarterly. To calculate our NAV per share, the Advisor will determine the net value of our operating partnership’s real estate and real estate-related assets and liabilities, based in part on the valuation by the independent valuer. We will disclose this NAV to stockholders in our filings with the SEC. Therefore, stockholders will not be able to determine the NAV of their shares on an on-going basis during our offering.
Stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that limit a stockholders' ability to sell its shares. Prior to the NAV pricing date, unless waived by our board of directors, stockholders must have held shares for at least one year in order to participate in our share repurchase program. Prior to the NAV pricing date, subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below (unless such repurchase is in connection with a stockholder’s death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit a stockholders ability to sell shares even if the stockholder requires liquidity and limit a stockholders ability to recover the fair market value of our shares.
Risks Related to Net Lease Sale-Leaseback Investments
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We anticipate that many of our commercial property investments will be acquired through sale-leaseback transactions with single owner-occupants. If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, there can be no assurance that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation.
Some of our leases may include provisions under which the tenant will have a right to purchase the property it leases. The purchase price may be a fixed price, may be based on a formula or may be based on market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss. As of December 31, 2014, we are not party to any leases that permit the tenant with any rights to purchase the property it leases.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant from whom we acquired a commercial property in a sale-leaseback transaction, the transaction may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If such a plan is confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
Highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to stockholders.
If a tenant declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to our stockholders.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could become insolvent or be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
Insolvency laws outside of the United States may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the United States, in which a debtor/ tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, there can be no assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected. As of December 31, 2014, none of our tenants have declared bankruptcy or become insolvent.

The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues.
Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants whose credit potential has already been recognized by the market.
Long term leases may result in income lower than short term leases.
We have and intend to continue entering into long term leases with many of our property tenants. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates. In that case, our income may be lower than if we had not entered into such leases.
Some of our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell that property, may lead to a sale price less than the price that we paid to purchase the property.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and there can be no assurance that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
Many of our properties will depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
We expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on an investment in our shares.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our return to stockholders.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to stockholders.
The seller of a property often sells its property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to make distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
Our inability to sell a property when we desire to do so could adversely impact our ability to make distributions to our stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. There is no reassurance that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
Some of our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on the value of our common stock.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to convert our investments into cash and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value our the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders. As of December 31, 2014, we have not acquired or financed any properties with lock-out provisions.

Rising expenses could reduce cash flow and could adversely affect our ability to make future acquisitions and to pay cash distributions to our stockholders.
Any properties that we own now or buy in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We expect that many of our properties will require the tenants to pay all or a portion of these costs and expenses and, accordingly, if the tenants are unable to pay these costs and expenses, we will have to pay these costs and expenses. We may, however, enter into leases or renewals of leases that do not require tenants to pay these costs and expenses. Renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available to pay distributions.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims.
Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhabit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002, which was extended to the end of 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015, is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to make distributions to our stockholders.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with these properties, there are significant covenants, conditions and restrictions, known as “CC&Rs”, restricting the operation of these properties and any improvements on these properties, and related to granting easements on these properties. Moreover, the operation and management of the contiguous properties may impact these properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We do not plan to acquire undeveloped land, develop new real estate, or substantially re-develop existing real estate. However, we may pursue "build-to-suit" development projects for single tenants who enter into long-term leases with us prior to our commencing the development project. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, we will be subject to the risks associated with investments in unimproved real property.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on a stockholder's investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and stockholders may experience a lower return on their investment.
Our properties and our tenants may face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs. Retail tenants may additional face competition from alternative retail channels as mail order catalogues and operators, television shopping networks and shopping via the Internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations, and various foreign laws and regulations, relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. State and federal laws in this area are constantly evolving. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our common stock.
Although we intend to hire third parties to conduct environmental reviews of the real property that we purchase, we may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows, and our ability to make distributions to our stockholders.
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to our stockholders.
There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our domestic properties are subject to the Americans with Disabilities Act of 1990, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, there can be no assurance that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.
Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying the assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions persist or worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken return on an investment on our shares.
Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of these assets highly unpredictable. The fluctuations in market conditions make judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.
Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. While the U.S. economy has improved after the significant distress experienced during, and during the years following, the financial crisis of 2008, considerable economic uncertainty remains. In addition, there has also been an increase in international economic uncertainty as a result of the sovereign debt crisis and deteriorating economic fundamentals in Europe. Such conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may seek to obtain, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, financial distress in the U.S. and Europe may have adverse consequences, including:

•
decreased demand for our properties due to significant job losses that have occurred and may occur in the future, resulting in lower occupancy levels, which decreased demand will result in decreased revenues and which could diminish the value of our portfolio, which depends, in part, upon the cash flow generated by our properties;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay or preclude our efforts to collect rent and any past due balances under the relevant leases;

•	widening credit spreads for major sources of capital as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•
reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, a reduction the loan-to-value ratio upon which lenders are willing to lend, and difficulty refinancing our debt;

•
a decrease in the value of certain of our properties below the amounts we pay for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•
reduction in the value and liquidity of our short-term investments as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

Further, in light of current economic uncertainty, we cannot provide assurance that we will be able to pay or increase the level of our distributions. If economic conditions deteriorate, our board of directors may reduce our distributions in order to conserve cash.
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our stockholders.
We expect a large portion of our rental income to come from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations, which could adversely affect the value of our common stock.
We focus our investments on commercial and retail properties, including special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to our stockholders.
Changes in lease accounting standards may make the leasing of our properties less attractive to our potential tenants.
The Financial Accounting Standards Board has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. If such a proposal is adopted, many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet.” This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Risks Associated with Debt Financing and Investments
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
We generally acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to not more than 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds of this offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of this offering we seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our common stock. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of an investment in our shares.
The current state of debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the interest rate policies of the U.S. Federal Reserve and the European Central Bank, the tightening of underwriting standards by lenders and credit rating agencies and prevailing market credit spreads. This has created uncertainty as to the cost of existing variable rate debt financing and future fixed rate debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If conditions in the debt markets deteriorate, our ability to borrow monies to finance the purchase of real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount available to finance real estate, which, in turn, could lead to a decline in real estate values generally.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have and expect that we will continue to incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.
We may invest in CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.
We may invest in B Notes, which are subject to additional risks.
We may invest in B Notes, which are typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A Note secured by the same first mortgage on the same collateral. If a borrower defaults on a B Note, A Note holders would be paid first and there may not be sufficient funds remaining to repay us and other B Note holders. B Notes can vary in their structural characteristics and risks because each transaction is privately negotiated. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Moreover, because B Notes are typically secured by a single property or group of related properties, such investments may not be as diversified as investments secured by a pool of properties and therefore may be subject to increased risks.
Any real estate debt securities that we originate or purchase are subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2015, or our first year of material operations, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
We may be required to defer repatriation of cash from foreign jurisdictions in order to qualify as a REIT.
Investments in foreign real property may be subject to foreign currency gains and losses. Certain foreign currency gains will generally be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross income tests; however, under certain circumstances such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.
If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends our stockholders receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce the anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and there can be no assurance that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Investors are urged to consult with an independent tax advisor with respect to the impact of recent legislation on any investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Investors also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests," or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. Investors are encouraged to consult an independent tax advisor to determine the tax consequences applicable if they are non-U.S. stockholders.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2014, we owned two properties located in France. The following table presents certain additional information about the properties we owned at December 31, 2014:

Portfolio	Acquisition Date	Country	Number of Properties	Rented Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Auchan	Dec. 2014	France	1	152,235	8.6	$20,640
Pole Emploi	Dec. 2014	France	1	37,437	8.5	13,180
Total			2	189,672	8.6	$33,820
________________________________

(1)	Remaining lease term in years as of December 31, 2014. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

The following table details the industry distribution of our portfolio as of December 31, 2014:

Industry	Number of Properties	Rented Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
				(In thousands)
Government Services	1	37,437	19.7%	$997	40.5%
Retail Food Distribution	1	152,235	80.3%	1,466	59.5%
Total	2	189,672	100.0%	$2,463	100.0%
________________________________

(1)
Annualized rental income converted from local currency into USD as of as of December 31, 2014 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution, by U.S. state or country, of our portfolio as of December 31, 2014:

Country	Number of Properties	Rented Square Feet	Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
				(In thousands)
France	2	189,672	100.0%	$2,463	100.0%
Total	2	189,672	100.0%	$2,463	100.0%
________________________________

(1)
Annualized rental income converted from local currency into USD as of as of December 31, 2014 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter at the properties we owned as of December 31, 2014:

(In thousands)	Future Minimum Base Rent Payments (1)
2015	$2,463
2016	2,463
2017	2,463
2018	2,463
2019	2,463
2020	2,463
2021	2,463
2022	2,463
2023	1,269
2024	133
Thereafter	—
$21,106
________________________________

(1)	Based on the exchange rate as of December 31, 2014.
Future Lease Expirations
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2014:

Year of Expiration	Number of Leases Expiring (1)	Annualized Rental Income (2)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rented Square Feet	Percent of Portfolio Rentable Square Feet Expiring
(In thousands)
2015	—	$—	—%	—	—%
2016	—	—	—%	—	—%
2017	—	—	—%	—	—%
2018	—	—	—%	—	—%
2019	—	—	—%	—	—%
2020	—	—	—%	—	—%
2021	—	—	—%	—	—%
2022	—	—	—%	—	—%
2023	2	1,726	70.1%	113,162	59.7%
2024	1	737	29.9%	76,510	40.3%
Total	3	$2,463	100.0%	189,672	100.0%
________________________________

(1)	The Auchan property contains two separate leases agreement with lease term expirations between 2023 and 2024. See next page for significant portfolio properties section for details.

(2)
Annualized rental income converted from local currency into USD as of December 31, 2014 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table details the tenants whose square footage or annualized rental income is greater than 10% of the total portfolio square footage or annualized rental income as of December 31, 2014:

Tenant	Number of Properties Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration(3)	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio(4)
							(In thousands)
Auchan	1	152,235	80.3%	Aug. 2023	8.6	none	$1,466	59.5%
Pole Emploi	1	37,437	19.7%	Jul. 2023	8.5	none	997	40.5%
Total	2	189,672	100.0%		8.6		$2,463	100.0%
________________________________

(1)	Remaining lease term in years as of December 31, 2014. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Annualized rental income converted from local currency into USD as of December 31, 2014 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)
The Auchan property contains two separate leases agreement with lease term expirations between 2023 and 2024. The lease term is based on weighted average of two leases. See below for significant portfolio properties section for details.

(4)	As a percentage of total rented portfolio, which excludes the vacant space for Pole Emploi.

Significant Portfolio Properties
The rentable square feet or annual straight-line rental income of Pole Emploi and Auchan properties each represents 5% or more of our total portfolio's rentable square feet or annual straight-line rental income. The tenant concentration of these properties is summarized below.
Auchan
Auchan located in Bordeaux, France and is a freestanding, two-tenant industrial building, comprised of 152,235 total rentable square feet where 76,510 square feet (approximately 50%) are leased to Auchan SA and 75,725 square feet (approximately 50%) are leased to Simply Market. As of December 31, 2014, the tenants have an average 8.6 years remaining on its leases which expire in January 2023 and March 2024 for Simply Market and Auchan SA respectively. The leases have annualized rental income on a straight-line basis of $1.5 million and contain no renewal options.
Pôle Emploi
Pole Emploi located in Marseille, France and is a freestanding, single-tenant office building, comprised of 41,452 total rentable square feet of which 37,437 square feet or 90% is leased to Pole Emploi. As of December 31, 2014, the tenant has 8.5 years remaining on its lease which expires in July 2023. The lease has annualized rental income on a straight-line basis of $1.0 million and contains no renewal options.
Property Financings
The following table presents certain debt information about the properties we owned as of December 31, 2014:

		Outstanding Loan Amount(1)
Portfolio	Encumbered Properties	December 31, 2014	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
Auchan	1	$10,089	1.7%	(2)	Fixed	Dec. 2019
Pole Emploi	1	7,050	1.7%	(2)	Fixed	Dec. 2019
Total	2	$17,139	1.7%
_____________________________

(1)	Remaining lease term in years as of Based on the ending exchange rate at December 31, 2014 and, as applicable.

(2)	Fixed as a result of entering into a swap agreement.
Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.

Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There currently is no established public trading market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase shares from stockholders.
In order for FINRA members and their associated persons to participate in our offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) of the National Association of Securities Dealers to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share net asset value, or NAV, as determined by American Realty Capital Global II Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO.
There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $25.00 per share or the NAV per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $25.00 per share or the NAV per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.
Holders
As of March 13, 2015, we had 3.4 million shares outstanding held by 1,599 stockholders.
Distributions
We intend to elect and qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2015 or our first year of material operations. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.
On October 22, 2014, the board of directors authorized, and the Company declared, a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00486301370 per day, based on a per share price of $25.00. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2014. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders during the period from April 23, 2014 (date of inception) to December 31, 2014.

(In thousands)	Distributions Paid in Cash (1)	Distributions Reinvested through DRIP (1)	Total Distributions Paid (1)	Distributions Declared (1)
Q1 2014	$—	$—	$—	$—
Q2 2014	—	—	—	—
Q3 2014	—	—	—	—
Q4 2014	59	28	87	241
Total	$59	$28	$87	$241
_______________________________
(1) Distributions amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the period from April 23, 2014 (date of inception) to December 31, 2014.
We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor may waive certain fees including asset management and property management fees. During the period from April 23, 2014 (date of inception) to December 31, 2014, we incurred, in aggregate, approximately $1,000 in property management fees from the Property Manager. The Advisor may elect to waive its asset and property management fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. During the period from April 23, 2014 (date of inception) to December 31, 2014, the Property Manager elected to waive approximately $1,000. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the period from April 23, 2014 (date of inception) to December 31, 2014, there were no property operating and general administrative expenses absorbed by our Advisor.
During the period from April 23, 2014 (date of inception) to December 31, 2014, cash used to pay our distributions was generated mainly from proceeds from common stock. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Share-Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. For the period from April 23, 2014 (date of inception) to December 31, 2014 there were 2,666 unvested restricted shares issued pursuant to the RSP.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from April 23, 2014 (date of inception) to December 31, 2014.

Unregistered Sales of Equity Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the period from April 23, 2014 (date of inception) to December 31, 2014.
Use of Proceeds from Sales of Registered Securities
On August 26, 2014, we commenced our IPO on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2014, we have issued 1,297,355 shares of our common stock, and received $32.2 million of offering proceeds from the sale of common stock, including shares issued under the DRIP. As of December 31, 2014, the aggregate value of all the common stock outstanding was $32.2 million based on a per share value of $25.00 (or $23.75 for shares issued under the DRIP).

The following table reflects the offering costs associated with the issuance of common stock:

Year Ended December 31,
(In thousands)	2014
Selling commissions and dealer manager fees	$2,978
Other offering costs	3,182
Total offering costs	$6,160
The Dealer Manager is permitted to reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Year Ended December 31,
(In thousands)	2014
Total commissions paid to the Dealer Manager	$2,978
Less:
Commissions to participating brokers	(2,013)
Reallowance to participating broker dealers	(352)
Net to the Dealer Manager	$613

As of December 31, 2014, cumulative offering costs included $1.3 million incurred from the Advisor and the Dealer Manager to reimburse offering costs incurred. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 12% of gross common stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 12% threshold as of December 31, 2014. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $26.0 million at December 31, 2014.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. On December 29, 2014, we have used $19.2 million of net proceeds from our IPO and $17.3 million debt financing to purchase two properties with an aggregate base purchase price of $33.8 million and acquisition, financing and other related costs of $2.7 million.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with interim liquidity, our board of directors has adopted the SRP, which enables our stockholders to sell their shares back to us after having held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Under the SRP, stockholders may request that we repurchase all or any portion, subject to certain minimum conditions, of their shares on any business day, if such repurchase does not impair our capital or operations.
Until the NAV pricing date, a stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through the SRP, although if a stockholder sells back all of its shares, our board of directors has the discretion to exempt shares purchased pursuant to the DRIP from this one year requirement. In addition, upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement as discussed below.

Prior to the NAV pricing date, the number of shares repurchased may not exceed 5.0% of the weighted-average number of shares of common stock outstanding at the end of the previous calendar year and the price per share for repurchases of shares of common stock will be as follows:

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares, for stockholders who have continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least two years;

•	the lower of $24.38 and 97.5% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least three years; and

•
the lower of $25.00 and 100.0% of the price paid to acquire the shares for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).

Prior to the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to $25.00 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
Beginning with the NAV Pricing Date, the repurchase price for shares under the SRP will be based on Per Share NAV. Additionally, there will be no minimum holding period for shares of our common stock and stockholders will be able to submit their shares for repurchase at any time through the SRP. Subject to limited exceptions, stockholders whose shares of our common stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0% of the aggregate Per Share NAV of the shares of common stock repurchased.
Beginning with the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at the then-current Per Share NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend, suspend or terminate the terms of the SRP.
Shares purchased under the SRP will have the status of authorized but unissued shares. As of December 31, 2014, no shares of common stock have been repurchased or requested to be repurchased.

Item 6. Selected Financial Data
The following is selected financial data as of December 31, 2014 and for the period from April 23, 2014 (date of inception) to December 31, 2014:

As of December 31, 2014
Balance sheet data (In thousands)
Total real estate investments, at cost	$33,460
Total assets	49,365
Mortgage notes payable	17,139
Total liabilities	26,060
Total stockholders' equity (deficit)	23,305

Operating data (In thousands, except share and per share data)	Period from April 23, 2014 (date of inception) to December 31, 2014

Total revenues	$20
Operating expenses:
Property operating	—
Acquisition and transaction related	1,918
General and administrative	496
Total expenses	2,414
Operating loss	(2,394)
Other Income (Expense):
Interest expense	(6)
Unrealized gain (loss) on foreign currency	(54)
Net loss	$(2,454)
Other data:
Cash flows used in operations	$(2,840)
Cash flows used in investing activities	$(21,961)
Cash flows provided by financing activities	$26,091
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	684,769
Dividends declared per common share	$0.37
Net loss per common share - basic and diluted	$(3.58)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014 or its first year of material operations. On August 26, 2014, we commenced our IPO on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333- 196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On October 17, 2014, we received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors. We purchased our first property and commenced active operations on December 29, 2014. As of December 31, 2014, we had 1.3 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $32.2 million, including proceeds from shares issued under the DRIP.
Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to our NAV, as determined by American Realty Capital Global II Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO.
We sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by AR Capital Global Holdings, LLC (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of our business will be conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, we expect that the Special Limited Partner will contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 2% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 12% of the gross proceeds determined at the end of the IPO.
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
As of December 31, 2014, the Company had no cumulative straight line rents receivable in Prepaid expenses and other assets in the balance sheet. The Company’s rental revenue had no impacts of unbilled rental revenue to adjust contractual rent to straight line rent during the period from April 23, 2014 (date of inception) to December 31, 2014.
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
As of December 31, 2014, all of our leases for properties in U.S and foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, 5 years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.

In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The Company is required to make subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company's investments in real estate. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheet.
The Company evaluates the lease accounting for each new property acquired with existing or new lease and reviews for any capital lease criterias. A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically is about 12 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
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
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company's pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the currency and the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Recently Issued Accounting Pronouncements
Adopted:
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date - a consensus of the FASB Emerging Issues Task Force. The guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (ASC 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The Update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the Update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. The Update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. Except for the amendments to ASC 810, the ASU is effective for public business entities for reporting periods (including interim periods) beginning after December 15, 2014. The amendments to ASC 810 are effective for annual periods beginning after December 15, 2015, for public business entities. Early adoption of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The assessment is required for each annual and interim reporting period. Management’s assessment should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. If conditions or events give rise to substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management’s plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Pending Adoption:
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers, which revises guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company is currently evaluating the impact of the new guidance.
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (VIE) guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of the new guidance.

In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of the new guidance.

Results of Operations
We were incorporated on April 23, 2014 and purchased our first property and commenced active operations on December 29, 2014.
Results of Operations for Period from April 23, 2014 (date of inception) to December 31, 2014
Rental Income
Rental income was $20,000 for the period from April 23, 2014 (date of inception) to December 31, 2014. Rental income was driven by our acquisition and operation of two properties on December 31, 2014 with an aggregate base purchase price of $33.8 million, comprising 0.2 million rentable square feet which were 97.9% leased on a weighted-average basis during the period.
Operating Expense Reimbursements
For the period from April 23, 2014 (date of inception) to December 31, 2014 we had not incurred operating expense reimbursements. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
For the period from April 23, 2014 (date of inception) to December 31, 2014 we had not incurred property operating expenses. These costs generally relate to ground lease rent and real estate taxes on our properties.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the period from April 23, 2014 (date of inception) to December 31, 2014 were $1.9 million. These expenses related to acquisition fees, legal fees and other closing costs associated with our purchase of two properties with an aggregate purchase price of $33.8 million.
General and Administrative Expenses
General and administrative expenses of $0.5 million for the period from April 23, 2014 (date of inception) to December 31, 2014 primarily included board member compensation, insurance expense, state taxes and professional fees.
Depreciation and Amortization Expense
For the period from April 23, 2014 (date of inception) to December 31, 2014 we had not incurred depreciation expenses relating to the properties acquired since we commenced active operations on December 29, 2014.
The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense for the period from April 23, 2014 (date of inception) to December 31, 2014 of $6,000 related to interest and amortization of deferred financing costs associated with our mortgage notes payable.

Loss on foreign currency
Loss on foreign currency for the period from April 23, 2014 (date of inception) to December 31, 2014 of $54,000 related to income earned on our investments in redeemable preferred stock and senior notes.
Cash Flows for Period from April 23, 2014 (date of inception) to December 31, 2014
The level of cash flows used in operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. During the period from April 23, 2014 (date of inception) to December 31, 2014, cash flow used in operating activities was $2.8 million. Cash flows used in operating activities during the period from April 23, 2014 (date of inception) to December 31, 2014 reflects a net loss of $2.5 million adjusted for non-cash items of $7,000 (primarily amortization of deferred financing costs and share based compensation) and prepaid expenses and other assets of $0.5 million. This net uses of cash was offset by increase in accounts payable and accrued expenses of $1.5 million.
The net cash used in investing activities during the period from April 23, 2014 (date of inception) to December 31, 2014 of $22.0 million related to the acquisition of two properties with an aggregate purchase price of $33.8 million.
Net cash provided by financing activities of $26.1 million during the period from April 23, 2014 (date of inception) to December 31, 2014, consisted primarily of proceeds from the issuance of common stock of $31.3 million. These cash flows were partially offset by payments related to offering costs of $4.4 million.

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
On October 17, 2014, we received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors. As of December 31, 2014, we had 1.3 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $32.2 million, including proceeds from shares issued under the DRIP. We purchased our first property and commenced active operations on December 29, 2014. As of December 31, 2014, we owned two properties with an aggregate purchase price of $33.8 million. We expect to utilize the remaining net proceeds from our IPO and proceeds from secured financings to complete future property acquisitions.
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
As of December 31, 2014, we had cash and cash equivalents of $1.3 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership.
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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national stock exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.
We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing such as our offering where the price of a share of common stock is a stated value and there is no NAV determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented. We did not have FFO and MFFO prior to the quarter ended December 31, 2014, as we did not purchase our first property and commence active operations until December 29, 2014.

	Period from April 23, 2014 (date of inception) to June 30, 2014	Three Months Ended		Period from April 23, 2014 (date of inception) to December 31, 2014
(In thousands)		September 30, 2014	December 31, 2014
Net loss (in accordance with GAAP)	$(20)	$(156)	$(2,278)	$(2,454)
Depreciation and amortization	—	—	—	—
FFO	(20)	(156)	(2,278)	(2,454)
Acquisition fees and expenses (1)	—	—	1,918	1,918
Amortization of above or below market leases and liabilities (2)	—	—	—	—
Straight-line rent (3)	—	—	—	—
Amortization of mortgage premiums	—	—	—	—
Loss on foreign currency (4)	—	—	54	54
MFFO	$(20)	$(156)	$(306)	$(482)
_________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2) Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.
(4) Represents components of net loss primarily resulting from the changes in exchange rates related to the time deposits on acquisitions are made and the related acquisition is consummated. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance.
Distributions
On October 22, 2014, the board of directors authorized, and the Company declared, a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00486301370 per day, based on a per share price of $25.00. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.We intend to accrue and pay distributions on a regular basis. We intend to fund such distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distribution until we make substantial investments and we can give no assurance that we will pay distributions solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the IPO to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains.
The following table shows the sources for the payment of distributions to common stockholders for the periods indicated:

	For the Period from April 23, 2014 (date of inception) to June 30, 2014		Three Months Ended				For the Period from April 23, 2014 (date of inception) to December 31, 2014
			September 30, 2014		December 31, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$—		$—		$59		$59
Distributions reinvested	—		—		28		28
Total distributions	$—		$—		$87		$87

Source of distribution coverage:
Cash flows provided by (used in) operations (2)	$—	—%		—%	$—	—%	$—	—%
Proceeds from issuance of common stock	—	—%		—%	59	67.8%	59	67.8%
Common stock issued under the DRIP / offering proceeds	—	—%	—	—%	28	32.2%	28	32.2%
Total sources of distribution coverage	$—	—%	$—	—%	$87	100.0%	$87	100.0%

Cash flows used in operations (GAAP basis) (1)	$—		$(44)		$(2,796)		$(2,840)

Net loss (in accordance with GAAP)	$(20)		$(156)		$(2,278)		$(2,454)
_______________________________
(1) Distributions amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the period from April 23, 2014 (date of inception) to December 31, 2014.

(2)	Cash flows used in operations for the period ended December 31, 2014 reflects acquisition and transaction related expenses of $1.9 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from April 23, 2014 (date of inception) to December 31, 2014:

For the Period from April 23, 2014 (date of inception) to December 31, 2014
(In thousands)
Distributions paid: (1)
Common stockholders in cash	$59
Common stockholders pursuant to DRIP / offering proceeds	28
Total distributions paid	$87

Reconciliation of net loss:
Revenues	$20
Acquisition and transaction-related expenses	(1,918)
Other operating expenses	(496)
Other non-operating expense	(60)
Net loss (in accordance with GAAP) (2)	$(2,454)
_______________________________
(1) Distributions amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the period from April 23, 2014 (date of inception) to December 31, 2014.
(2) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding as of December 31, 2014. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2014, our net tangible book value per share was $14.48. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per share and $23.75 per common share under our DRIP.
Our offering price was not established on an independent basis and was not based on the actual or projected net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount our stockholder would receive per share if we were to liquidate at this time.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2014, we were in compliance with the debt covenants under our loan agreements.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. The functional currency of the our foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive earnings (loss) in the consolidated statements of equity.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2014:

		2015	Years Ended December 31,
(In thousands)	Total		2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable	$17,139	$—	$—	$17,139	$—
Interest on mortgage notes payable	1,450	237	607	606	—
Total (a)	$18,589	$237	$607	$17,745	$—
_________________________
(a) Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments.  Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.
Election as a REIT
For the period from April 23, 2014 (date of inception) to December 31, 2014, we will be taxed as a C corporation. We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2015 or our first year of material operations. We believe that, commencing with such taxable year, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. Our currency risk management objectives with respect to our long-term debt and our investment outside the United States will be to limit the impact of exchange changes on earnings and cash flows, and to lower our overall borrowing cost. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We may also be exposed to foreign currency fluctuations as a result of any investments in foreign operations in Europe and elsewhere internationally.
As of December 31, 2014, our debt included fixed-rate secured mortgage financing, with a carrying value of $17.1 million, a fair value of $17.0 million and a weighted average interest rate per annum of 1.70%. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $48,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $88,000
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
During the period from April 23, 2014 (date of inception) to December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue, 14th Floor, New York, NY 10022, attention: Chief Financial Officer.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-30 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (2)	Dealer Manager Agreement among the Company, American Realty Capital Global II Advisors, LLC and Realty Capital Securities, LLC dated as of August 26, 2014.
1.2 (1)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the selling group participants.
3.1 (2)	Articles of Amendment and Restatement for American Realty Capital Global Trust II, Inc.
3.2 *	Bylaws of American Realty Capital Global Trust II, Inc.
4.1 (2)	Agreement of Limited Partnership of American Realty Capital Global II Operating Partnership, L.P. dated as of August 26, 2015.
10.1(2)	Subscription Escrow Agreement among Realty Capital Securities, LLC, the Company and UMB Bank, N.A. dated as of August 26, 2015.
10.2 (2)	Advisory Agreement by and among the Company, American Realty Capital Global II Operating Partnership, L.P. and American Realty Capital Global II Advisors, LLC dated as of August 26, 2014.
10.3(2)
Property Management and Leasing Agreement by and among the Company, American Realty Capital Global II Operating Partnership, L.P. and American Realty Capital Global II Properties, LLC dated as of August 26, 2014.

10.4 (1)	Form of Employee and Director Incentive Restricted Share Plan of the Company.
10.5 (2)	Purchase and Sale Agreement, dated October 20, 2014, between AR Capital, LLC and Harbor Investments III, LLC.
10.6 *	Agreement for the Sale and Leaseback of Haarlerbergweg 13-23 Amsteradam Zuidoost between ING Bank N.V. and ARC INGAMNE001, LLC, December 31, 2014.
10.7 *	Deed of Sale between F Projet and ARC Global II Marseille, dated December 29, 2014.
10.8 *	Deed of Sale between SCCV Canteloup and ARC Global II Bordeaux, dated December 29, 2014
10.9 *	Share Purchase Agreement between IVG Institutional Funds Gmbh and ARC Global II DB Lux Sàrl, dated as of January 19, 2015.
10.10 *	Credit Agreement among American Realty Capital Global II Operating Partnership, L.P., the lenders party thereto and Barclays Bank PLC, dated as of January 28, 2015.
10.11 *	Deed of Sale between Fonciere de Paris SIIC and ARC Global II Rueil, dated February 27, 2015.
10.12 *	Facility Agreement, dated December 29, 2014, between Deutsche Pfandbriefbank AG and the borrowers party thereto.
10.13 *	Amendment No. 1 to the Credit Agreement dated December 29, 2014 between Deutsche Pfandbriefbank AG and the borrowers party thereto, dated February 27, 2015.
10.14 *	Amended Credit Agreement between Deutsche Pfandbriefbank AG and the borrowers party thereto, dated February 27, 2015.
10.15 *
Indemnification Agreement between the Company and each of Scott J. Bowman, Peter M. Budko, Robert T. Cassato, Patrick J. Goulding, William M. Kahane, Stanley R. Perla, Nicholas S. Schorsch, Andrew Winer, Edward M. Weil, Jr., American Realty Capital Global II Advisors, LLC, AR Capital, LLC and RCS Capital Corporation, dated as of December 31, 2014.

10.16 *	Indemnification Agreement between the Company and Robert H. Burns, dated as of March 30, 2015.

Exhibit No.	Description
14.1 (1)	Code of Ethics.
16.1 (3)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 20, 2015.
21.1 *	List of Subsidiaries.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_______________________
*    Filed herewith

(1) Filed as as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11/A filed by the Company with the SEC on August 11, 2014
(2) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014
(3) Filed as an exhibit to our Current Report on form 8-K filed with the SEC on January 20, 2015, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of April, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.
By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ William M. Kahane	Executive Chairman of The Board of Directors	April 1, 2015
William M. Kahane

/s/ Scott J. Bowman	Chief Executive Officer (Principal Executive Officer)	April 1, 2015
Scott J. Bowman

/s/ Andrew Winer	President and Chief Investment Officer	April 1, 2015
Andrew Winer

/s/ Patrick J. Goulding	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 1, 2015
Patrick J. Goulding

/s/ Stanley R. Perla	Independent Director	April 1, 2015
Stanley R. Perla

/s/ Robert H. Burns	Independent Director	April 1, 2015
Robert H. Burns

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Realty Capital Global Trust II, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Realty Capital Global Trust II, Inc. (the "Company") and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the period from April 23, 2014 (date of inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2015

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)

December 31, 2014

ASSETS
Real estate investments, at cost:
Land	$5,271
Buildings, fixtures and improvements	23,669
Acquired intangible lease assets	4,520
Total real estate investments, at cost	33,460
Less accumulated depreciation and amortization	—
Total real estate investments, net	33,460
Cash and cash equivalents	1,286
Derivatives, at fair value	250
Deposits for real estate acquisitions	5,464
Prepaid expenses and other assets	7,265
Receivable for sale of common stock	891
Deferred costs, net	749
Total assets	$49,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Short term notes payable	$6,746
Mortgage notes payable	17,139
Derivatives, at fair value	86
Due to affiliates	1,268
Accounts payable and accrued expenses	300
Deferred rent	366
Distributions payable	155
Total liabilities	26,060
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 1,297,355 shares issued and outstanding at December 31, 2014	13
Additional paid-in capital	26,004
Accumulated other comprehensive loss	(41)
Accumulated deficit	(2,671)
Total stockholders' equity	23,305
Total liabilities and stockholders' equity	$49,365

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

Period from April 23, 2014 (date of inception) to December 31, 2014

Revenue:
Rental income	$20
Total revenues	20

Expenses:
Acquisition and transaction related	1,918
General and administrative	496
Total expenses	2,414
Operating loss	(2,394)
Other income (expense):
Interest expense	(6)
Loss on foreign currency	(54)
Total other Income (expense)	(60)
Net loss	$(2,454)

Other comprehensive income (loss):
Change in cumulative translation adjustment	(205)
Designated derivatives, fair value adjustments	164
Comprehensive loss	$(2,495)

Basic and diluted weighted average shares outstanding	684,769
Basic and diluted net loss per share	$(3.58)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, April 23, 2014 (date of inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	1,296,173	13	32,132	—	—	32,145
Common stock offering costs, commissions and dealer manager fees	—	—	(6,160)	—	—	(6,160)
Common stock issued through distribution reinvestment plan	1,182	—	28	—	—	28
Share-based compensation	—	—	—	—	—	—
Amortization of restricted shares	—	—	4	—	—	4
Distributions declared	—	—	—	—	(241)	(241)
Net loss	—	—	—	—	(2,454)	(2,454)
Cumulative translation adjustment	—	—	—	(205)	24	(181)
Other comprehensive loss	—	—	—	164	—	164
Balance, December 31, 2014	1,297,355	$13	$26,004	$(41)	$(2,671)	$23,305

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Period from April 23, 2014 (date of inception) to December 31, 2014

Cash flows from operating activities:
Net loss	$(2,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	3
Share-based compensation	4
Changes in assets and liabilities:
Due to affiliates	1,268
Prepaid expenses and other assets	(519)
Accounts payable and accrued expenses	(1,508)
Deferred rent	366
Net cash used in operating activities	(2,840)
Cash flows from investing activities:
Investment in real estate and other assets	(16,497)
Deposits for real estate acquisitions	(5,464)
Net cash used in investing activities	(21,961)
Cash flows from financing activities:
Payments of deferred financing costs	(752)
Proceeds from issuance of common stock	31,254
Payments of offering costs	(4,352)
Distributions paid	(59)
Net cash provided by financing activities	26,091
Net change in cash and cash equivalents	1,290
Effect of exchange rate on cash	(4)
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,286

Period from April 23, 2014 (date of inception) to December 31, 2014

Supplemental Disclosures
Cash paid for interest	$—

Non-Cash Investing and Financing Activities:
VAT refund receivable	$(6,746)
Mortgage notes payable assumed or used to acquire investments in real estate	$17,323
Proceeds from note payable	$6,746
Common stock issued through distribution reimbursement plan	28

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 — Organization
American Realty Capital Global Trust II, Inc. (the “Company”) was incorporated on April 23, 2014 (date of inception) as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2014 or its first year of material operations. On August 26, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors.The Company purchased its first property and commenced active operations on December 29, 2014. As of December 31, 2014, the Company had 1,297,355 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $32.2 million, including proceeds from shares issued under the DRIP.
Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share net asset value, or NAV, as determined by American Realty Capital Global II Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO.
The Company sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by American Realty Capital II, LLC (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business will be conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, the Company expects that the Special Limited Partner will contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no direct employees. The Company has retained the American Realty Capital Global II Advisors, LLC (the "Advisor"), to manage its affairs on a day-to-day basis. American Realty Capital Global II Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor entered into a service agreement with an independent third party, Moor Park Capital Global II Advisors Limited (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect to the Company’s properties in Europe. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, as a result of which, they are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company intends to invest 50% of its capital in real estate in the United States and 50% of its capital in real estate in Europe; however, it may reallocate up to 20% of its total capital for additional investments in Europe or elsewhere internationally. All such properties may be acquired and operated by the

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.
As of December 31, 2014, the Company owned two properties in France with an aggregate purchase price of $33.8 million, comprised of 189,672 rented square feet which were leased with a weighted-average remaining lease term of 8.6 years.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Development Stage Company
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock in connection with its IPO on a reasonable best efforts basis. broke escrow and issued shares of its common stock to its initial investors. The Company purchased its first property and commenced active operations on December 29, 2014, and as of such date was no longer considered to be a development stage company.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2014, the Company does not have investments in variable interest entities ("VIE").
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes and derivative financial instruments and hedging activities, as applicable.
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
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The Company is required to make subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company's investments in real estate. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheet.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company evaluates the lease accounting for each new property acquired with existing or new lease and reviews for any capital lease criterias. A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception.
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of Company’s real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Purchase Price Allocation
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically is about 12 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
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
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company's pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Intangible assets and acquired lease liabilities consist of following:

December 31, 2014
(In thousands)
Intangible assets:
In-place lease, net of accumulated amortization of $0 at December 31, 2014	$2,377
Above-market lease, net of accumulated amortization of $0 at December 31, 2014	2,143
Total intangible lease assets, net	$4,520

The following table provides the weighted-average amortization and accretion periods as of December 31, 2014 for intangible assets and liabilities and the projected amortization expense and adjustments to rental revenues for the next five years:

(In thousands)	Amortization (Years)	2015	2016	2017	2018	2019
In-place leases (amortization expense)	8.83	$267	$267	$267	$267	$267

Above-market lease assets (rental revenue)	8.83	$(248)	$(248)	$(248)	$(248)	$(248)

Total to be included in rental income		$(248)	$(248)	$(248)	$(248)	$(248)
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Cash
Cash and cash equivalents includes cash in bank accounts. The Company deposits cash with high quality financial institutions. Deposits in the United States and France where we have deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") in he United States and the national deposit guarantee scheme or Fonds de Garantie des Dépôts in France up to insurance limits. The Company had deposits in the United States and France totaling $1.3 million at December 31, 2014, $0.8 million of which were in excess of amounts insured by the FDIC. Although the Company bears risk to amounts in excess of those insured, it does not anticipate any losses as a result.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Restricted Cash
Restricted cash may primarily consist of reserves related to lease expirations as well as maintenance, structural, and debt service reserves. At December 31, 2014 the Company did not have any restricted cash.
Deferred Offering Costs
Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company’s common stock. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities.On the day the Company commenced its IPO, deferred offering costs were reclassified to stockholder’s equity.
Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company.  The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12% of the gross proceeds determined at the end of offering.
Deferred Costs, Net
Deferred costs, net consists of deferred financing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company under limited circumstances. The SRP permits stockholders to sell their shares back to the Company, subject to the significant conditions and limitations described below.
Only those stockholders who purchased their shares from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions are able to participate in the SRP. The repurchase of shares occurs on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a dividend payment date). The number of shares repurchased in any given year may not exceed 5.0% of the weighted-average number of shares of common stock outstanding at the end of the previous calendar year.
Prior to the NAV Pricing Date, a stockholder must beneficially hold the shares for at least one year prior to offering them for sale to the Company through the SRP, although if a stockholder sells back all of its shares, the Company's board of directors has the discretion to exempt shares purchased pursuant to the DRIP from this one-year requirement. In addition, upon the death or disability of a stockholder, upon request, the Company will waive the one-year holding requirement.
Prior to the NAV Pricing Date, the price per share for repurchases of shares of common stock is as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock):

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares, for stockholders who had continuously held their shares for at least one year;

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least two years;

•	the lower of $24.38 and 97.5% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least three years; and

•	the lower of $25.00 and 100.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least four years.
Prior to the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to $25.00 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Beginning with the NAV Pricing Date, the repurchase price for shares under the SRP will be based on Per Share NAV. Additionally, there will be no minimum holding period for shares of the Company's common stock and stockholders will be able to submit their shares for repurchase at any time through the SRP. Subject to limited exceptions, stockholders whose shares of the Company’s common stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0% of the aggregate Per Share NAV of the shares of common stock repurchased.
Beginning with the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at the then-current Per Share NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).
The Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend, suspend or terminate the terms of the SRP.
When a stockholder requests repurchases and the repurchases are approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of December 31, 2014, no shares of common stock have been repurchased or requested to be repurchased.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the period from April 23, 2014 (date of inception) to December 31, 2014, the Company issued 1,182 shares of common stock with a value of $28,072 and a par value per share of $0.01, under the DRIP.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the Company's foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company's cash receipts and payments in the Company's functional currency, the U.S. dollar. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
As of December 31, 2014, the Company had no cumulative straight line rents receivable in Prepaid expenses and other assets in the balance sheet. The Company’s rental revenue had no impacts of unbilled rental revenue to adjust contractual rent to straight line rent during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company's allowance for uncollectible accounts or records a direct write-off of the receivable in the Company's consolidated statements of operations.
As of December 31, 2014, all of Company's leases for properties in U.S. and foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Share-Based Compensation
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2014, there were 2,666 unvested restricted shares issued to independent directors under the RSP.
Income Taxes
For the period from April 23, 2014 (date of inception) to December 31, 2014, the Company will be be taxed as a C corporation. We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2015 or our first year of material operations. We believe that, commencing with such taxable year, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Foreign Currency Translation
The Company's reporting currency is the U.S. dollar. The functional currency of the Company's foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity.
Per Share Data
The Company calculates basic income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprise 100% of total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level.
Recently Issued Accounting Pronouncements
Adopted:
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date - a consensus of the FASB Emerging Issues Task Force. The guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (ASC 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The Update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the Update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. The Update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. Except for the amendments to ASC 810, the ASU is effective for public business entities for reporting periods (including interim periods) beginning after December 15, 2014. The amendments to ASC 810 are effective for annual periods beginning after December 15, 2015, for public business entities. Early adoption of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The assessment is required for each annual and interim reporting period. Management’s assessment should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. If conditions or events give rise to substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management’s plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Pending Adoption:
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers, which revises guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company is currently evaluating the impact of the new guidance.
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (VIE) guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of the new guidance.

In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
As of December 31, 2014, we owned two properties located in France with aggregate purchase price of $33.8 million.
The following table presents the allocation of assets acquired and liabilities assumed during the period from April 23, 2014 (date of inception) to December 31, 2014:

Period from April 23, 2014 (date of inception) to December 31, 2014
(Dollar amounts in thousands)
Real estate investments, at cost:
Land	$5,327
Buildings, fixtures and improvements	23,924
Total tangible assets	29,251
Acquired intangibles:
In-place leases	2,403
Above market lease assets	2,166
Below market lease liabilities	—
Total assets acquired, net	33,820
Mortgage notes payable used to acquire real estate investments	(17,323)
Cash paid for acquired real estate investments	$16,497
Number of properties purchased	2

The following table presents unaudited pro forma information as if the acquisitions during the period from April 23, 2014 (date of inception) to December 31, 2014 had been consummated on April 23, 2014 (date of inception):

Period from April 23, 2014 (date of inception) to December 31, 2014
(In thousands)
Pro forma revenues	$2,481
Pro forma net loss	$(160)
Basic and diluted net loss per share	$(0.12)

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items. These amounts also exclude recoveries from tenants for certain expenses such as real estate taxes and insurance.

(In thousands)	Future Minimum Base Rental Payments
2015	$2,463
2016	2,463
2017	2,463
2018	2,463
2019	2,463
Thereafter	8,791
$21,106

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10%
of total annualized rental income for all properties on a straight-line basis as of December 31, 2014:

December 31, 2014
Tenant
Auchan	59.5%
Pole Emploi	40.5%
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries where the Company has geographic concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2014.

December 31, 2014
Country
France	100.0%
Note 4 — Mortgage Note Payable
The Company's mortgage notes payable as of December 31, 2014 and consisted of the following:

Portfolio	Encumbered Properties	Outstanding Loan Amount		Effective Interest Rate		Interest Rate	Maturity

		(In thousands)
Auchan (France)	1	$10,089	(1)	1.7%	(2)	Fixed	Dec. 2019
Pole Emploi (France)	1	7,050	(1)	1.7%	(2)	Fixed	Dec. 2019
Total	2	$17,139		1.7%
____________________
(1) Based on exchange rates as of December 31, 2014.
(2) Fixed as a result of entering into a swap agreement.

Carrying value of both assets are encumbered as of December 31, 2014.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to December 31, 2014:

(In thousands)	Future Principal Payments
2015	$—
2016	—
2017	—
2018	—
2019	17,139
Thereafter	—
$17,139
Some of the Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 5 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.
The guidance defines three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter, however, the Company expects that changes in classifications between levels will be rare.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Financial instruments measured at fair value on a recurring basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2014
Foreign currency swaps	$—	$250	$—	$250
Interest rate swaps	$—	$(86)	$—	$(86)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the period from April 23, 2014 (date of inception) to December 31, 2014.
Financial instruments not measured at fair value on a recurring basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount	Fair Value
(In thousands)	Level	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$17,139	$16,983
The fair value of the mortgage notes is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 6 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives are used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the period from April 23, 2014 (date of inception) to December 31, 2014, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $45,000 will be reclassified from other comprehensive income as an increase to interest expense.
As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

	December 31, 2014
Derivatives	Number of Instruments	Notional Amount
		(In thousands)
Interest rate swaps (Euros)	2	$17,139
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on property investments it holds in foreign countries which pay rental income, property related expenses and hold debt instruments in foreign currencies. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable currency exchange rate for delivery of a specified amount of foreign currency on specified dates.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
As of December 31, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operation in France:

	December 31, 2014
Derivatives	Number of Instruments	Notional Amount
		(In thousands)
Foreign currency swaps	1	$16,321
Non-Designated Hedges
The Company did not have any non-designated derivatives during the period from April 23, 2014 (date of inception) to December 31, 2014.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets:

		December 31, 2014
(In thousands)	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign currency swaps	Derivative assets, at fair value	$250
Interest rate swap	Derivative liabilities, at fair value	$(86)

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the period from April 23, 2014 (date of inception) to December 31, 2014:

For the Period from April 23, 2014 (date of inception) to December 31, 2014
(In thousands)
Amount of gain recognized in accumulated other comprehensive income from derivatives (effective portion)	$189
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—
Offsetting Derivatives Disclosure
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2014	$250	$(86)	$—	$164	$—	$—	$164
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of December 31, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $89,599. As of December 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 7 — Common Stock
The Company is offering and selling to the public in its IPO up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share (including the maximum allowed to be charged for commissions and fees), on a “reasonable best efforts” basis, pursuant to the Registration Statement. The Company is also offering up to 26.3 million shares of common stock under it's DRIP, initially at $23.75 per share, which is 95% of the primary offering price. Beginning with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors. As of December 31, 2014, the Company had 1.3 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $32.2 million, including proceeds from shares issued under the DRIP.
On October 22, 2014, the board of directors authorized, and the Company declared, a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0048630137 per day, based on a per share price of $25.00. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2014.

Note 8 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2014, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 9 — Related Party Transactions
As of December 31, 2014, an entity controlled by the Sponsor owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2014, the Company had no amounts owed or receivable from affiliated entities for advances received to fund the payment of offering costs.
Fees Paid in Connection with the Offering
The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager receives selling commissions of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives 3.0% of the per share purchase price from the sale of the Company's shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer-manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option is elected, the Dealer Manager's fee will be reduced to 2.5% (not including selling commissions and dealer manager fees).
The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Period from April 23, 2014 (date of inception) to December 31, 2014	Payable as of December 31, 2014
(In thousands)
Total commissions and fees from Dealer Manager	$2,978	$89

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet. During the period from April 23, 2014 (date of inception) to December 31, 2014, the Company has not incurred any offering cost reimbursements from the Advisor or the Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of common stock, measured at the end of the IPO. IPO costs in excess of the 2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of December 31, 2014, offering and related costs exceeded 2.0% of gross proceeds received from the offering by $2.5 million.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the period presented:

	Period from April 23, 2014 (date of inception) to December 31, 2014	Payable as of December 31, 2014
(In thousands)
Fees and expense reimbursements from the Advisor and Dealer Manager	$1,268	$1,268
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 2.0% of gross common stock proceeds during the offering period. As of December 31, 2014, cumulative offering costs were $6.2 million. Cumulative offering costs, net of unpaid amounts, were less than the 2.0% threshold as of December 31, 2014.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each property acquired (including the Company's pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) and (B) the amount advanced for a loan or other investment (exclusive of acquisition fees and financing coordination fees). Solely with respect to the Company’s European investment activities, the Advisor will assign to the Service Provider its pro rata portion of the acquisition fees in respect of such properties, and the Advisor will receive the remaining portion. The Company may also reimburse the Advisor or the Servicer Provider for expenses actually incurred related to selecting, evaluating and acquiring assets, regardless of whether the Company actually acquires the related assets. In addition, the Company will also pay third parties, or reimburse the Advisor or its affiliates for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of (A) the contract purchase price of the property (including the Company's pro rata share of any indebtedness assumed or incurred in respect of that investment) and (B) the amount advanced for each loan or other investment.
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
For its asset management services, the OP will issue restricted Class B units in the OP (“Class B Units”) to the Advisor on a quarterly basis in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets) less (B) any amounts payable as an oversight fee for such calendar quarter; by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: the value of the operating partnership’s assets plus all distributions made by the company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; or (b) any one of the following events occurs: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the Company's operating partnership is a party, as a result of which OP Units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the advisor pursuant to the advisory agreement is providing services to us immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. No Class B units have been approved by the Company's board of directors for issuance as of December 31, 2014.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the period presented:

	Period from April 23, 2014 (date of inception) to December 31, 2014		Payable as of December 31, 2014

(In thousands)	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$676	$—	$—
Transaction fee	—	—	—
Financing coordination fees	130	—	—
Other expense reimbursements	—	—	—
Ongoing fees:
Asset management fees	—	—	—
Property management and leasing fees	1	1	—
Strategic advisory fees	—	—	—
Distributions on Class B units	—	—	—
Total related party operational fees and reimbursements	$807	$1	$—

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the period from April 23, 2014 (date of inception) to December 31, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the period from April 23, 2014 (date of inception) to December 31, 2014, there were no property operating and general administrative expenses absorbed by our Advisor.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
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

Note 10 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 11 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
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
The following table reflects restricted share award activity during the period from April 23, 2014 (date of inception) to December 31, 2014.

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, April 23, 2014 (date of inception)	—	$—
Granted	2,666	22.50
Vested	—	—
Forfeitures	—	—
Unvested, December 31, 2014	2,666	$22.50
Compensation expense related to restricted stock was approximately $4,000 during the period from April 23, 2014 (date of inception) to December 31, 2014 and is recorded as general and administrative expense in the accompanying statements of operations. As of December 31, 2014, the Company had $60,000 of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 5 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from April 23, 2014 (date of inception) to December 31, 2014.
Note 12 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the period from April 23, 2014 (date of inception) to December 31, 2014:

For the Period from April 23, 2014 (date of inception) to December 31, 2014

Net loss (in thousands)	$(2,454)
Basic and diluted weighted average shares outstanding	684,769
Basic and diluted net loss per share	$(3.58)

The Company had the following common share equivalents as of December 31, 2014, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

For the Period from April 23, 2014 (date of inception) to December 31, 2014

Unvested restricted stock	2,666
OP Units	90
Class B units	—
Total common share equivalents	2,756
Note 13 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the period from April 23, 2014 (date of inception) to December 31, 2014:

	Period from April 23, 2014 (date of inception) to June 30, 2014	For the quarter ended
		September 30, 2014	December 31, 2014
Total revenues	—	$—	$20
Net loss	(20)	$(156)	$(2,278)
Weighted average shares outstanding	—	—	684,769
Basic and diluted net loss per share	NM	NM	$(3.33)

_____________________________
NM - not meaningful
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures:
Acquisitions
The following table presents certain information about the properties that the Company acquired from January 1, 2015 to February 27, 2015:

	Country	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
				(In thousands)
Total portfolio, December 31, 2014	France	2	189,672	$33,820
Acquisitions	U.S. and France	2	335,526	81,497
Total portfolio, March 31, 2015		4	525,198	$115,317
________________________
(1)    Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
Credit Agreement
On January 28, 2015, the Company, through its OP, entered into a credit agreement (the “Credit Agreement”) relating to a credit facility (the “Credit Facility”) with Barclays Bank PLC. The Credit Facility provides for aggregate commitments for borrowings up to $100.0 million, including swingline loans up to $50.0 million and letters of credit up to $25.0 million, subject in each case to borrowing base availability and certain other conditions. Through an uncommitted “accordion feature,” the Operating Partnership, subject to certain conditions, including obtaining additional commitments from lenders, may request additional commitments under the Credit Facility to increase the aggregate commitments under the Credit Facility to up to $1.25 billion. Borrowings under the Credit Facility are expected to be used, along with cash on hand, to finance portfolio acquisitions and for general corporate purposes. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
Barclays Bank PLC acts as administrative agent, sole bookrunner, sole lead arranger and initial lender under the Credit Facility.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Credit Facility will mature on January 28, 2017, provided that the Operating Partnership, subject to certain conditions, may elect to extend the maturity date to January 28, 2019, and, thereafter, to January 28, 2020.
Borrowings under the Credit Facility will bear interest at either (i) Alternate Base Rate plus an applicable spread ranging from 0.5% to 1.10%, depending on the Company’s consolidated leverage ratio, (ii) Adjusted LIBO Rate plus an applicable spread ranging from 1.50% to 2.10%, depending on the Company’s consolidated leverage ratio or (iii) Adjusted EURIBOR Rate plus an applicable spread ranging from 1.50% to 2.10%, depending on the Company’s consolidated leverage ratio. “Alternate Base Rate” is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) Adjusted LIBO Rate for a one month interest period on such day plus 1.00%. “Adjusted LIBO Rate” refers to the London interbank offered rate, adjusted based on applicable reserve percentages established by the Federal Reserve. “Adjusted EURIBOR Rate” refers to the Euro interbank offered rate, adjusted based on applicable reserve percentages in effect on such day for fundings in Euros maintained by commercial banks which lend in Euros. If any principal or interest on any loan under the Credit Facility or any other amount payable by the Operating Partnership under the Credit Facility is not paid when due, such overdue amount will bear interest at, in respect of principal, 2% plus the rate otherwise applicable to such principal amount, or, in respect of any other amount, 2% plus the rate otherwise applicable to loans under the Credit Agreement bearing interest at the Alternate Base Rate.
Upon an event of an event of default, at the election of the administrative agent or upon direction to the administrative agent by the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the Operating Partnership), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The Operating Partnership may incur unused fees on a quarterly basis and in other circumstances to the extent it has not used commitments under the Credit Facility. In addition, the Operating Partnership incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
Borrowings under the Credit Facility are subject to customary conditions including (a) the bring-down of the representations and warranties set forth in the Credit Agreement, (b) the absence of a default existing, (c) timely notice by the Operating Partnership and (d) borrowing base availability. The Credit Facility also contains various customary covenants, including but not limited to financial maintenance covenants with respect to a maximum borrowing base debt service coverage ratio, a maximum consolidated leverage ratio, a minimum consolidated fixed charges coverage ratio, a maximum consolidated secured debt ratio, a maximum consolidated secured recourse indebtedness ratio and minimum consolidated tangible net worth. Any failure to comply with these financial maintenance covenants would constitute an event of default under the Credit Facility, would prevent further borrowings thereunder and could result in the termination of the commitments of the lenders under the Credit Facility and the acceleration of the obligations under the Credit Facility. The Credit Agreement also includes customary restrictions on, inter alia, indebtedness, liens, negative pledges, restrictions on intercompany transfers, fundamental changes, investments, transactions with affiliates and restricted payments.

American Realty Capital Global Trust II, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

				Initial Costs
Property	Country	Acquisition Date	Encumbrances at December 31, 2014 (1)	Land	Building and Improvements	Gross Amount at December 31, 2014(2)(3)	Accumulated Depreciation (4)
Pole Emploi	France	Dec. 2014	$7,050	$848	$9,597	$10,445	$—
Auchan	France	Dec. 2014	10,089	4,423	14,072	18,495	—
Total			$17,139	$5,271	$23,669	$28,940	$—
___________________________________

(1)	These properties collateralize a mortgage note payable of which $17.1 million was outstanding as of December 31, 2014.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $4.5 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements as of December 31, 2014 is $36.6 million.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.
A summary of activity for real estate and accumulated depreciation for the period from April 23, 2014 (date of inception) to December 31, 2014:

For the Period from April 23, 2014 (date of inception) to December 31, 2014

Real estate investments, at cost:
Balance at April 23, 2014 (date of inception)	$—
Additions-Acquisitions	29,251
Currency translation adjustment	(311)
Balance at December 31, 2014	$28,940

Accumulated depreciation and amortization:
Balance at April 23, 2014 (date of inception)	$—
Depreciation and amortization expense	—
Currency translation adjustment	—
Balance at December 31, 2014	$—