Form 10-Q
period 2015-03-31
American Realty Capital Global Trust II, Inc.
filed 2015-05-15
CIK 1609865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is currently not required to file such reports under such sections.

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

As of April 22, 2015, the registrant had 5,452,822 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$8,090	$5,271
Buildings, fixtures and improvements	84,625	23,669
Acquired intangible lease assets	15,848	4,520
Total real estate investments, at cost	108,563	33,460
Less accumulated depreciation and amortization	(528)	—
Total real estate investments, net	108,035	33,460
Cash and cash equivalents	33,806	1,286
Derivatives, at fair value	3,178	250
Deposits for real estate acquisitions	11,493	5,464
Prepaid expenses and other assets	1,283	7,265
Receivable for sale of common stock	3,000	891
Deferred financing costs, net	3,526	749
Deferred offering costs, net	47	—
Total assets	$164,368	$49,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Short term notes payable	$—	$6,746
Mortgage notes payable	75,957	17,139
Below-market lease liabilities, net	79	—
Derivatives, at fair value	334	86
Due to affiliates	1,026	1,268
Accounts payable and accrued expenses	3,890	300
Deferred rent	—	366
Distributions payable	541	155
Total liabilities	81,827	26,060
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 4,327,875 and 1,297,355 shares issued, respectively; and 4,325,209 and 1,297,355 shares outstanding, respectively	40	13
Additional paid-in capital	91,975	26,004
Accumulated other comprehensive income (loss)	2,482	(41)
Accumulated deficit	(11,956)	(2,671)
Total stockholders' equity	82,541	23,305
Total liabilities and stockholders' equity	$164,368	$49,365

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended March 31, 2015

Revenues:
Rental income	$1,046
Operating expense reimbursement	174
Total revenues	1,220

Expenses:
Property operating	157
Operating fees to affiliate	25
Acquisition and transaction related	7,165
General and administrative	316
Depreciation and amortization	482
Total expenses	8,145
Operating loss	(6,925)
Other income (expense):
Interest expense	(826)
Loss on foreign currency	(468)
Total other expenses	(1,294)
Net loss	$(8,219)

Other comprehensive loss:
Change in cumulative translation adjustment	(157)
Designated derivatives, fair value adjustment	2,680
Comprehensive loss	$(5,696)

Basic and diluted weighted average shares outstanding	2,430,444
Basic and diluted net loss per share	$(3.38)

The accompanying notes are an integral part of this consolidated financial statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2014	1,297,355	$13	$26,004	$(41)	$(2,671)	23,305
Issuance of common stock	3,017,182	27	74,599	—	—	74,626
Common stock offering costs, commissions and dealer manager fees	—	—	(8,885)	—	—	(8,885)
Common stock issued through distribution reinvestment plan	10,672	—	254	—	—	254
Share-based compensation	—	—	—	—	—	—
Amortization of restricted shares	—	—	3	—	—	3
Distributions declared	—	—	—	—	(1,066)	(1,066)
Net loss	—	—	—	—	(8,219)	(8,219)
Cumulative translation adjustment	—	—	—	(157)	—	(157)
Other comprehensive income	—	—	—	2,680	—	2,680
Balance, March 31, 2015	4,325,209	$40	$91,975	$2,482	$(11,956)	$82,541

The accompanying notes are an integral part of this consolidated financial statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended
March 31, 2015
Cash flow from operating activities:
Net loss	$(8,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	305
Amortization of intangibles	168
Amortization of deferred financing costs	527
Accretion of below-market lease liability	(1)
Amortization of above-market lease assets	56
Share-based compensation	3
Changes in assets and liabilities:
Due to affiliates	(242)
Prepaid expenses and other assets	(764)
Accounts payable and accrued expenses	2,681
Deferred rent	(366)
Net cash used in operating activities	(5,852)
Cash flows from investing activities:
Investment in real estate and other assets	(18,397)
Deposits for real estate acquisitions	(6,029)
Net cash used in investing activities	(24,426)
Cash flows from financing activities:
Payments of deferred financing costs	(3,304)
Proceeds from issuance of common stock	72,517
Payments of offering costs	(8,023)
Distributions paid	(426)
Net cash provided by financing activities	60,764
Net change in cash and cash equivalents	30,486
Effect of exchange rate on cash	2,034
Cash and cash equivalents, beginning of period	1,286
Cash and cash equivalents, end of period	$33,806

Three Months Ended
March 31, 2015
Supplemental Disclosures:
Cash paid for interest	$25
Non-Cash Investing and Financing Activities:
VAT refund receivable used to repay notes payable	$6,746
Mortgage notes payable assumed or used to acquire investments in real estate	63,100
Repayment of note payable	(6,746)
Common stock issued through distribution reimbursement plan	254
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust II, Inc. (the “Company”) was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2015 or its first year of material operations. On August 26, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors.The Company purchased its first property and commenced active operations on December 29, 2014. As of March 31, 2015, the Company had 4,325,209 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of March 31, 2015, total gross proceeds from these issuances were $107.1 million, including proceeds from shares issued under the DRIP.
Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share net asset value, or NAV, as determined by American Realty Capital Global II Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
The Company sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by American Realty Capital II, LLC (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business is conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no direct employees. The Company has retained the Advisor, to manage its affairs on a day-to-day basis. American Realty Capital Global II Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor entered into a service agreement with an independent third party, Moor Park Capital Global II Advisors Limited (the “Service Provider”) pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect to the Company’s properties in Europe. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, and as a result are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
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
March 31, 2015
(Unaudited)

Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2015. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2015 other than the updates described below.
Recently Issued Accounting Pronouncements (Pending Adoption)
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is currently evaluating the impact of the new guidance.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
As of March 31, 2015, the Company owned four properties in France and United States, with an aggregate purchase price of $115.3 million, comprised of 528,996 rented square feet which were leased with a weighted-average remaining lease term of 8.9 years.
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2014 and during the three months ended March 31, 2015:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2014	2	$33,820
Three Months ended March 31, 2015	2	81,497
Portfolio as of March 31, 2015	4	$115,317
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.
The following table presents the allocation of assets acquired and liabilities assumed during the three months ended March 31, 2015 based on contract purchase price, excluding acquisition related costs, based on the relevant exchange rate at the time of purchase.

Three Months Ended March 31, 2015
(Dollar amounts in thousands)
Real estate investments, at cost:
Land	$3,503
Buildings, fixtures and improvements	65,804
Total tangible assets	69,307
Acquired intangibles:
In-place leases	12,217
Above market lease assets	56
Below market lease liabilities	(83)
Total assets acquired, net	81,497
Mortgage notes payable used to acquire real estate investments	(63,100)
Cash paid for acquired real estate investments	$18,397
Number of properties purchased	2

The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2015 had been consummated on April 23, 2014 (date of inception):

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Three Months Ended March 31, 2015
(In thousands)
Pro forma revenues	$2,243
Pro forma net loss	$(1,133)
Basic and diluted net loss per share	$(0.47)

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

(In thousands)	Future Minimum Base Rental Payments
April 1, 2015 — December 31, 2015	$6,055
2016	8,081
2017	8,089
2018	8,097
2019	8,105
Thereafter	33,202
$71,629

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10%
of total annualized rental income for all properties on a straight-line basis as of March 31, 2015:

March 31, 2015
Tenant
Auchan	16.1%
Pole Emploi	11.0%
Sagemcom	66.0%
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries where the Company has geographic concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of March 31, 2015.

March 31, 2015
Country
France	93.1%
Note 4 — Revolving Credit Facility
On January 28, 2015, the Company, through its OP, entered into a credit agreement (the “Credit Agreement”) relating to a credit facility (the “Credit Facility”) with Barclays Bank PLC. The Credit Facility provides for aggregate commitments for borrowings up to $100.0 million, including swingline loans up to $50.0 million and letters of credit up to $25.0 million, subject in each case to borrowing base availability and certain other conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, including obtaining additional commitments from lenders, may request additional commitments under the Credit Facility to increase the aggregate commitments under the Credit Facility to up to $1.25 billion. Borrowings under

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

the Credit Facility are expected to be used, along with cash on hand, to finance portfolio acquisitions and for general corporate purposes. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
Barclays Bank PLC acts as administrative agent, sole bookrunner, sole lead arranger and initial lender under the Credit Facility.
The Credit Facility will mature on January 28, 2017, provided that the OP, subject to certain conditions, may elect to extend the maturity date to January 28, 2019, and, thereafter, to January 28, 2020.
Borrowings under the Credit Facility will bear interest at either (i) Alternate Base Rate plus an applicable spread ranging from 0.50% to 1.10%,, (ii) Adjusted LIBO Rate plus an applicable spread ranging from 1.50% to 2.10%, or (iii) Adjusted EURIBOR Rate plus an applicable spread ranging from 1.50% to 2.10%, in each case depending on the Company’s consolidated leverage ratio. “Alternate Base Rate” is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) Adjusted LIBO Rate for a one month interest period on such day plus 1.00%. “Adjusted LIBO Rate” refers to the London interbank offered rate, adjusted based on applicable reserve percentages established by the Federal Reserve. “Adjusted EURIBOR Rate” refers to the Euro interbank offered rate, adjusted based on applicable reserve percentages in effect on such day for fundings in Euros maintained by commercial banks which lend in Euros. If any principal or interest on any loan under the Credit Facility or any other amount payable by the OP under the Credit Facility is not paid when due, such overdue amount will bear interest at, in respect of principal, 2.00% plus the rate otherwise applicable to such principal amount, or, in respect of any other amount, 2.00% plus the rate otherwise applicable to loans under the Credit Agreement bearing interest at the Alternate Base Rate.
Upon an event of an event of default, at the election of the administrative agent or upon direction to the administrative agent by the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The OP may incur unused fees on a quarterly basis and in other circumstances to the extent it has not used commitments under the Credit Facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
Borrowings under the Credit Facility are subject to customary conditions including (a) the bring-down of the representations and warranties set forth in the Credit Agreement, (b) the absence of a default existing, (c) timely notice by the OP and (d) borrowing base availability. The Credit Facility also contains various customary covenants, including but not limited to financial maintenance covenants with respect to a maximum borrowing base debt service coverage ratio, a maximum consolidated leverage ratio, a minimum consolidated fixed charges coverage ratio, a maximum consolidated secured debt ratio, a maximum consolidated secured recourse indebtedness ratio and minimum consolidated tangible net worth. Any failure to comply with these financial maintenance covenants would constitute an event of default under the Credit Facility, would prevent further borrowings thereunder and could result in the termination of the commitments of the lenders under the Credit Facility and the acceleration of the obligations under the Credit Facility. The Credit Agreement also includes customary restrictions on, inter alia, indebtedness, liens, negative pledges, restrictions on intercompany transfers, fundamental changes, investments, transactions with affiliates and restricted payments.
The credit agreement requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2015, the Company was in compliance with the financial covenants under the Credit Agreement.
As of March 31, 2015, there were no outstanding advances under the Credit Facility.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2015 and December 31, 2014 consisted of the following:

Portfolio	Encumbered Properties	Outstanding Loan Amount				Effective Interest Rate		Interest Rate	Maturity
		March 31, 2015		December 31, 2014
		(In thousands)		(In thousands)
Pole Emploi	1	6,294	(1)	$7,050	(1)	1.7%	(2)	Fixed	Dec. 2019
Auchan	1	$9,006	(1)	10,089	(1)	1.7%	(2)	Fixed	Dec. 2019
Sagemcom (4)	1	38,955	(1)	—		1.6%	(2)	Fixed	Dec. 2019
Sagemcom (mezzanine) (4)		21,702	(1)	—		7.6%	(3)	Variable	Aug. 2016
Total	3	$75,957		$17,139		2.7%
____________________

(1)	Based on exchange rates as of March 31, 2015 and December 31, 2014, as applicable.

(2)	Fixed as a result of entering into a swap agreement.

(3)	The effective interest rates relates to mezzanine loan with interest rate of 7.5% plus 3-month Euribor using rate as of March 31, 2015.

(4)	The Sagemcom property is encumbered by a mortgage and a mezzanine loan, each pursuant to the same loan agreement.

The carrying value of unencumbered assets as of March 31, 2015 was $7.0 million.

The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to March 31, 2015:

(In thousands)	Future Principal Payments
April 1, 2015 — December 31, 2015	$—
2016	21,702
2017	—
2018	—
2019	54,255
Thereafter	—
$75,957
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2015 and December 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
Note 6 — Fair Value of Financial Instruments
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
Financial instruments measured at fair value on a recurring basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2015
Foreign currency swap, net	$—	$2,629	$—	$2,629
Interest rate swap, net	$—	$(334)	$—	$(334)
EUR-USD Forwards	$—	$549	$—	$549
December 31, 2014
Foreign currency swap, net	$—	$250	$—	$250
Interest rate swap, net	$—	$(86)	$—	$(86)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015.

Financial instruments not measured at fair value on a recurring basis

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 are reported below.

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$75,957	$75,161	$17,139	$16,983
The fair value of the mortgage notes is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Derivatives and Hedging Activities
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $144,000 will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

As of March 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

	March 31, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (EUR)	3	$54,255	2	$17,139
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
As of March 31, 2015 and December 31, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations in France:

	March 31, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
EUR-USD Cross Currency Swaps	1	$14,570	1	$16,321
EUR-USD Forwards	1	10,100	—	—
Total	2	$24,670	1	$16,321
Non-Designated Hedges
The Company did not have any non-designated derivatives as of March 31, 2015.
Designated Hedges
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of March 31, 2015 and December 31, 2014:

		March 31, 2015	December 31, 2014
(In thousands)	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign currency swaps	Derivative assets, at fair value	$2,629	$250
Interest rate swap	Derivative liabilities, at fair value	(334)	(86)
EUR-USD Forwards	Derivative assets, at fair value	549	—
Total		$2,844	$164

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2015:

March 31, 2015
(In thousands)
Amount of gain recognized in accumulated other comprehensive income from derivatives (effective portion)	$2,893
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(17)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—
Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2015	$3,178	$(334)	$—	$2,844	$—	$—	$2,844
December 31, 2014	$250	$(86)	$—	$164	$—	$—	$164
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of March 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $363,000. As of March 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors. As of March 31, 2015, the Company had 4,325,209 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $107.1 million, including proceeds from shares issued under the DRIP.
On October 22, 2014, the board of directors authorized, and the Company declared, a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0048630137 per day. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2014.
Note 9 — Commitments & Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2015, there were no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2015, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Transactions
As of March 31, 2015, an entity controlled by the Sponsor owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2015 and December 31, 2014, the Company had $1.0 million and $1.3 million of payables to affiliated entities for advances received to fund the payment of offering costs, respectively.
Fees Paid in Connection with the IPO
The Dealer Manager is paid fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives 3.0% of the per share purchase price from the sale of the Company's shares, before reallowance to such participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option is elected, the Dealer Manager's fee will be reduced to 2.5% (not including selling commissions and dealer manager fees).
The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended March 31, 2015	Payable as of March 31, 2015
(In thousands)
Total commissions and fees from Dealer Manager	$6,742	$275

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet. During the As of March 31, 2015, the Company has not incurred any offering cost reimbursements from the Advisor or the Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of common stock, measured at the end of the IPO. IPO costs in excess of the

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

2.0% cap as of the end of the Offering are the Advisor’s responsibility. As of March 31, 2015, offering and related costs exceeded 2.0% of gross proceeds received from the offering by $3.2 million.
The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended March 31, 2015	Payable as of March 31, 2015
(In thousands)
Fees and expense reimbursements from the Advisor and Dealer Manager	$2,214	$1,026
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 2.0% of gross common stock proceeds during the offering period. As of March 31, 2015, cumulative offering costs were $15.0 million. As of March 31, 2015, cumulative offering costs, net of unpaid amounts, exceeded the 2.0% threshold by $3.2 million.
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
For its asset management services, the OP will issue restricted Class B units in the OP (“Class B Units”) to the Advisor on a quarterly basis in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets) less (B) any amounts payable as an oversight fee for such calendar quarter; divide by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: the value of the operating partnership’s assets plus all distributions made by the company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; or (b) any one of the following events occurs: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the Company's operating partnership is a party, as a result of which OP Units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the advisor pursuant to the advisory agreement is providing services to us immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations and comprehensive loss until

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

the performance condition is considered probable to occur. The Company's board of directors approved the issuance of 13,247 shares of Class B units as of March 31, 2015.
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
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended March 31, 2015		Payable as of March 31, 2015

(In thousands)	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,628	$—	$—
Transaction fee	—	—	—
Financing coordination fees	1,223	—	—
Other expense reimbursements	—	—	—
Ongoing fees:
Asset management fees	—	—	—
Property management and leasing fees	34	4	—
Strategic advisory fees	—	—	—
Distributions on Class B units	—	—	—
Total related party operational fees and reimbursements	$2,885	$4	$—
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2015, there were no property operating and general administrative expenses absorbed by our Advisor.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2015.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2015.
The Company will pay the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred during the three months ended March 31, 2015.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2015.
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
Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor, and the Service Provider to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates and the Service Provider. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 12 — Share Based Compensation
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
The following table reflects restricted share award activity for the three months ended March 31, 2015.

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	2,666	$22.50
Granted	—	—
Vested	—	—
Forfeitures	—	—
Unvested, March 31, 2015	2,666	$22.50
Compensation expense related to restricted stock was approximately $3,000 during the three months ended March 31, 2015 and is recorded as general and administrative expense in the accompanying statements of operations. As of March 31, 2015, the Company had $53,000 of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 5 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 13 – Net Loss Per Share
The following s a summary of the unaudited quarterly financial information for the three months ended March 31, 2015:

Three Months Ended March 31, 2015

Net loss (in thousands)	$(8,219)
Weighted average shares outstanding	2,430,444
Basic and diluted net loss per share	$(3.38)
The Company had the following common share equivalents as of March 31, 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

March 31,
2015
Unvested restricted stock	2,666
OP Units	90
Class B units	13,247
Total common share equivalents	16,003
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following transactions:
Sales of Common Stock
As of April 30, 2015, the Company had 5.9 million shares of common stock outstanding, including shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $146.4 million, including proceeds from shares issued under the DRIP. As of April 30, 2015, the aggregate value of all share issuances was $147.9 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to March 31, 2015	April 1, 2015 to April 30, 2015	Total
Common stock	$107,055	$39,388	$146,443
Acquisitions
The following table presents certain information about the properties that the Company acquired from April 1, 2015 to May 15, 2015:

	Country	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
				(In thousands)
Total portfolio, March 31, 2015	U.S. and France	4	528,996	$115,317
Acquisitions	UK	1	126,078	16,539
Total portfolio, May 15, 2015		5	655,074	$131,856
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

Overview
American Realty Capital Global Trust II, Inc. (the “Company”) was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2015 or its first year of material operations. On August 26, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors.The Company purchased its first property and commenced active operations on December 29, 2014. As of March 31, 2015, the Company had 4,325,209 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of March 31, 2015, total gross proceeds from these issuances were $107.1 million, including proceeds from shares issued under the DRIP.
Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share net asset value, or NAV, as determined by American Realty Capital Global II Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
The Company sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by American Realty Capital II, LLC (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business is conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no direct employees. The Company has retained the Advisor, to manage its affairs on a day-to-day basis. American Realty Capital Global II Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor entered into a service agreement with an independent third party, Moor Park Capital Global II Advisors Limited (the “Service Provider”) pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect to the Company’s properties in Europe. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, and as a result are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company intends to invest 50% of its capital in real estate in the United States and 50% of its capital in real estate in Europe; however, it may reallocate up to 20% of its total capital for additional investments in Europe or elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with the Service Provider or another party. The Company may also originate or acquire first mortgage loans secured by real estate.

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
As of March 31, 2015, the Company included cumulative straight line rents receivable in Prepaid expenses and other assets in the balance sheet of $4,000. The Company’s rental revenue included impacts of unbilled rental revenue of $4,000, to adjust contractual rent to straight line rent.
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
As of March 31, 2015, all of our leases for properties in U.S and foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
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
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the currency and the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
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
Recently Issued Accounting Pronouncements (Pending Adoption)
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is currently evaluating the impact of the new guidance.

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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
Properties
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of March 31, 2015:

Portfolio	Acquisition Date	Country	Number of Properties	Rentable Square Feet	Rented Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)
							(In thousands)
Auchan	Dec. 2014	France	1	152,235	152,235	8.4	$20,640
Pole Emploi	Dec. 2014	France	1	41,452	37,437	8.3	13,180
Veolia Water	Feb. 2015	US	1	70,000	70,000	10.8	6,996
Sagemcom	Feb. 2015	France	1	265,309	265,309	8.8	74,501
Total			4	528,996	524,981	8.9	$115,317
________________________________

(1)	Remaining lease term in years as of March 31, 2015. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.
Results of Operations
We were incorporated on April 23, 2014 and purchased our first property and commenced active operations on December 29, 2014.

Results of Operations for Three Months Ended March 31, 2015
Rental Income
Rental income was $1.0 million for the three months ended March 31, 2015. Rental income was driven by our properties held at December 31, 2014 and by the acquisition of two additional properties since December 31, 2014 with an aggregate base purchase price of $81.5 million, comprising of 0.3 million rentable square feet which were 100.0% leased on a weighted-average basis during the period.
Operating Expense Reimbursements
Operating expense reimbursements were $0.2 million for three months ended March 31, 2015. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant.
Property Operating Expenses
Property operating expenses were $0.2 million for three months ended March 31, 2015. These costs relate to insurance on our properties, which are generally reimbursable by the tenants.
Operating Fees to Affiliate
Our Advisor is entitled to asset management fees in connection with providing asset management services in the form of Class B Units, which will be forfeited unless certain conditions are met. During the three months ended March 31, 2015, the board of directors approved the issuance of 13,247 Class B Units to the Advisor at a price of $22.50 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended March 31, 2015, property management fees were $34,000. The Property Manager elected to waive $4,000 of the property management fees for the three months ended March 31, 2015.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended March 31, 2015 were $7.2 million. These expenses related to acquisition fees, legal fees and other closing costs associated with our purchase of two properties with an aggregate purchase price of $81.5 million.
General and Administrative Expenses
General and administrative expenses of $0.3 million for the three months ended March 31, 2015 primarily included board member compensation, insurance expense, state taxes and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense of $0.5 million for the three months ended March 31, 2015 related to our existing properties and acquisition of two properties since inception with an aggregate base purchase price of $81.5 million, as of the respective acquisition dates. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense of $0.8 million for the three months ended March 31, 2015 related to interest and amortization of deferred financing costs associated with our mortgage notes payable.
Loss on foreign currency
The loss on foreign currency for the three months ended March 31, 2015 of $0.5 million reflects the effect of movements in foreign currency exchange rates from the date of the deposits on Sagemcom to the date of closing in March 2015.
Cash Flows for Three Months Ended March 31, 2015
The level of cash flows used in operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. During the three months ended March 31, 2015, cash flow used in operating activities was $5.9 million. Cash flows used in operating activities during the three months ended March 31, 2015, reflects a net loss of $8.2 million adjusted for non-cash items of $0.6 million (primarily amortization of deferred financing costs, amortization of above-market lease assets and share based compensation) and prepaid expenses and other assets of $0.8 million. This net uses of cash was offset by increase in accounts payable and accrued expenses of $2.7 million.
The net cash used in investing activities during the three months ended March 31, 2015 of $24.4 million related to the acquisition of two properties with an aggregate purchase price of $81.5 million.

Net cash provided by financing activities of $60.8 million during the three months ended March 31, 2015, consisted primarily of proceeds from the issuance of common stock of $72.5 million. These cash flows were partially offset by payments related to offering costs of $8.0 million.

Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share (including the maximum allowed to be charged for commissions and fees), on a “reasonable best efforts” basis, pursuant to the Registration Statement. We also are offering up to 26.3 million shares of common stock under our DRIP, initially at $23.75 per share, which is 95.0% of the primary offering price. Beginning with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors.The Company purchased its first property and commenced active operations on December 29, 2014. As of March 31, 2015, the Company had 4,325,209 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $107.1 million, including proceeds from shares issued under the DRIP.
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
As of March 31, 2015, we had cash and cash equivalents of $33.8 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash borrowing from our line of credit and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

Three Months Ended
(In thousands)	March 31, 2015
Net loss (in accordance with GAAP)	$(8,219)
Depreciation and amortization	482
FFO	(7,737)
Acquisition fees and expenses (1)	7,165
Amortization of above or below market leases and liabilities (2)	55
Straight-line rent (3)	(4)
Amortization of mortgage premiums	—
Loss on foreign currency (4)	468
MFFO	$(53)
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

Distributions
On October 22, 2014, the board of directors authorized, and the Company declared, a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0048630137 per day, based on a per share price of $25.00. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2014. We intend to accrue and pay distributions on a regular basis. We intend to fund such distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distribution until we make substantial investments and we can give no assurance that we will pay distributions solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the IPO to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains.
The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended
	March 31, 2015
(In thousands)		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$426
Distributions reinvested	254
Total distributions	$680

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%
Proceeds from issuance of common stock	426	62.6%
Common stock issued under the DRIP / offering proceeds	254	37.4%
Total sources of distribution coverage	$680	100.0%

Cash flows used in operations (GAAP basis) (2)	$(5,852)

Net loss (in accordance with GAAP)	$(8,219)
_______________________________
(1) Distributions amounts for the period indicated above excludes distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the three months ended March 31, 2015.

(2)	Cash flows used in operations for the three months ended March 31, 2015 reflects acquisition and transaction related expenses of $7.2 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from April 23, 2014 (date of inception) to March 31, 2015:

For the Period from April 23, 2014 (date of inception) to March 31, 2015
(In thousands)
Distributions paid: (1)
Common stockholders in cash	$485
Common stockholders pursuant to DRIP / offering proceeds	282
Total distributions paid	$767

Reconciliation of net loss:
Revenues	$1,240
Acquisition and transaction-related expenses	(9,083)
Depreciation and amortization	(482)
Other operating expenses	(994)
Other non-operating expenses	(1,354)
Net loss (in accordance with GAAP) (2)	$(10,673)
_______________________________
(1) Distributions amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the three months ended March 31, 2015.
(2) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding as of March 31, 2015. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of March 31, 2015, our net tangible book value per share was $15.44. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per share and $23.75 per common share under our DRIP.
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
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2015, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2015:

		April 1, 2015 — December 31, 2015	Years Ended December 31,
(In thousands)	Total		2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable (1)	$75,957	$—	$21,702	$54,255	$—
Interest on mortgage notes payable (1)	6,715	1,805	3,076	1,834	—
Total (2)	$82,672	$237	$24,778	$56,089	$—
_________________________
(1) Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2015, which consisted primarily of the euro. At March 31, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.
(2) Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
As of March 31, 2015, our debt included fixed and variable rate secured mortgage financing, with a carrying value of $76.0 million, a fair value of $75.2 million and a weighted average interest rate per annum of 3.4%. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $33,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $19,000.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from these risk factors, except for the items described below.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our offering, reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Our cash flows used by operations were $5.9 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we paid distributions of $0.7 million, of which $0.3 million, or 37.4%, was funded from proceeds from the issuance of common stock and proceeds from our IPO which were reinvested in common stock issued under the DRIP. The remaining $0.4 million, or 62.6%, was funded with proceeds from issuance of common stock. During the three months ended March 31, 2015 cash flow from operations included an increase in accounts payable and accrued expenses of $2.7 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2015, there would have been $2.7 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund distributions.
We may not generate sufficient cash flows from operations to pay distributions. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended March 31, 2015.
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors.The Company purchased its first property and commenced active operations on December 29, 2014. As of March 31, 2015, the Company had 4,325,209 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $107.1 million, including proceeds from shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

For the Period from April 23, 2014 (date of inception) to March 31, 2015
(In thousands)
Selling commissions and dealer manager fees	$9,720
Other offering costs	5,324
Total offering costs	$15,044
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from April 23, 2014 (date of inception) to March 31, 2015
(In thousands)
Total commissions paid to the Dealer Manager	$9,720
Less:
Commissions to participating brokers	(6,493)
Reallowance to participating broker dealers	(1,192)
Net to the Dealer Manager	$2,035
As of March 31, 2015, cumulative offering costs included $1.6 million incurred from the Advisor and the Dealer Manager to reimburse offering costs incurred. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 12% of gross common stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 12% threshold as of March 31, 2015. Cumulative offering proceeds from the sale of common stock exceeded cumulative offering costs by $3.2 million at March 31, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we have used $41.1 million of net proceeds from our IPO and $84.6 million of debt financing to purchase four properties with an aggregate base purchase price of $115.3 million and acquisition, financing and other related costs of $10.4 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the three months ended March 31, 2015.
Item 3. Defaults Upon Senior Securities.
None.
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
Patrick J. Goulding
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 15, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.17*	Indemnification Agreement between the Company and Lee M. Elman, dated as of May14, 2015.
10.18*	Purchase Agreement, dated March 19, 2015, between Quarry Town Limited and ARC NCKWYDE001, LLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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