Form 10-Q
period 2015-06-30
American Realty Capital Global Trust II, Inc.
filed 2015-08-13
CIK 1609865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of July 15, 2015, the registrant had 9,667,255 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$31,442	$5,271
Buildings, fixtures and improvements	208,589	23,669
Acquired intangible lease assets	78,526	4,520
Total real estate investments, at cost	318,557	33,460
Less accumulated depreciation and amortization	(2,137)	—
Total real estate investments, net	316,420	33,460
Cash and cash equivalents	69,554	1,286
Restricted cash	14,074	—
Derivatives, at fair value	2,554	250
Deposits for real estate acquisitions	3,103	5,464
Prepaid expenses and other assets	1,641	7,265
Receivable for sale of common stock	1,312	891
Deferred tax asset	21	—
Goodwill and other intangible assets	5,983	—
Deferred financing costs, net	5,671	749
Total assets	$420,333	$49,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Short term notes payable	$—	$6,746
Mortgage notes payable	215,324	17,139
Credit facility	17,658	—
Below-market lease liabilities, net	2,761	—
Derivatives, at fair value	215	86
Due to affiliates	1,250	1,268
Accounts payable and accrued expenses	6,555	300
Prepaid rent	2,311	366
Deferred tax liability	5,983	—
Distributions payable	1,235	155
Total liabilities	253,292	26,060
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 9,156,327 and 1,297,355 shares issued; and 9,152,328 and 1,297,355 shares outstanding, as of June 30, 2015, and December 31, 2014, respectively.	92	13
Additional paid-in capital	196,414	26,004
Accumulated other comprehensive income (loss)	285	(41)
Accumulated deficit	(29,750)	(2,671)
Total stockholders' equity	167,041	23,305
Total liabilities and stockholders' equity	$420,333	$49,365

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Revenues:
Rental income	$2,976	$4,022
Operating expense reimbursement	308	482
Total revenues	3,284	4,504

Expenses:
Property operating	498	655
Operating fees to affiliate	101	126
Acquisition and transaction related	13,028	20,193
General and administrative	455	771
Depreciation and amortization	1,535	2,017
Income tax benefit	(21)	(21)
Total expenses	15,596	23,741
Operating loss	(12,312)	(19,237)
Other income (expense):
Interest expense	(2,087)	(2,913)
Losses on foreign currency	(277)	(745)
Losses on derivative instruments	(48)	(48)
Losses on hedging instruments deemed ineffective	(82)	(82)
Other income	16	16
Total other income (expense), net	(2,478)	(3,772)
Net loss	$(14,790)	$(23,009)

Other comprehensive income (loss):
Cumulative translation adjustment	(1,822)	(1,979)
Designated derivatives, fair value adjustments	(375)	2,305
Comprehensive loss	$(16,987)	$(22,683)

Basic and diluted weighted average shares outstanding	6,773,666	4,614,053
Basic and diluted net loss per share	$(2.18)	$(4.99)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2014	1,297,355	$13	$26,004	$(41)	$(2,671)	$23,305
Issuance of common stock	7,804,287	78	192,923	—	—	193,001
Common stock offering costs, commissions and dealer manager fees	—	—	(23,723)	—	—	(23,723)
Common stock issued through distributions reinvestment program	50,686	1	1,204	—	—	1,205
Share-based compensation	—	—	—	—	—	—
Amortization of restricted shares	—	—	6	—	—	6
Distributions declared		—	—	—	(4,070)	(4,070)
Net loss	—	—	—	—	(23,009)	(23,009)
Cumulative translation adjustment	—	—	—	(1,979)	—	(1,979)
Other comprehensive income	—	—	—	2,305	—	2,305
Balance, June 30, 2015	9,152,328	$92	$196,414	$285	$(29,750)	$167,041

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended
June 30, 2015
Cash flows from operating activities:
Net loss	$(23,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,257
Amortization of intangibles	760
Amortization of deferred financing costs	1,141
Amortization of below-market lease liability	(33)
Amortization of above-market lease assets	120
Share-based compensation	6
Net realized and unrealized mark-to-market transactions	130
Changes in operating assets and liabilities, net:
Due to affiliates	(18)
Prepaid expenses and other assets	(1,122)
Accounts payable and accrued expenses	6,149
Prepaid rent	1,945
Deferred tax asset	(21)
Net cash used in operating activities	(12,695)
Cash flows from investing activities:
Investment in real estate and other assets	(68,487)
Deposits for real estate acquisitions	2,361
Net cash used in investing activities	(66,126)
Cash flows from financing activities:
Payments of deferred financing costs	(6,063)
Proceeds from issuance of common stock	192,580
Payments of offering costs	(23,617)
Distributions paid	(1,785)
Restricted cash	(14,074)
Net cash provided by financing activities	147,041
Net change in cash and cash equivalents	68,220
Effect of exchange rate on cash	48
Cash and cash equivalents, beginning of period	1,286
Cash and cash equivalents, end of period	$69,554

Six Months Ended
June 30, 2015
Supplemental Disclosures:
Cash paid for interest	$827
Cash paid for income taxes	4
Non-Cash Investing and Financing Activities:
VAT refund receivable used to repay notes payable	$6,746
Mortgage notes payable assumed or used to acquire investments in real estate	(202,269)
Repayment of note payable	(6,746)
Borrowings under line of credit to acquire real estate	(17,256)
Common stock issued through distribution reinvestment program	1,205

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust II, Inc. (the “Company”) was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2015 or its first year of material operations. On August 26, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a distribution reinvestment program (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors. The Company purchased its first property and commenced active operations on December 29, 2014. As of June 30, 2015, the Company had 9,152,328 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of June 30, 2015, total gross proceeds from these issuances were $226.4 million, including proceeds from shares issued under the DRIP.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company intends to invest 50% of its capital in real estate in the United States and 50% of its capital in real estate in Europe; however, it may reallocate up to 20% of its total capital for additional investments in Europe or elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with the Service Provider or another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2015, the Company owned 9 properties consisting of 1.5 million rentable square feet, which were 100.0% leased, with an average remaining lease term of 9.4 years. 8.7% of the Company's properties are located in U.S. and 91.3% are located in Europe.
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
The Company sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by AR Capital Global Holdings, LLC. (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business is conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2015. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2015 other than the updates described below and the subsequent notes.
Recently Issued Accounting Pronouncements (Pending Adoption)
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB finalized a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The new guidance will be effective in the Company's 2018 fiscal year. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity ("VIE") guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2014 and during the six months ended June 30, 2015:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2014	2	$33,820
Six Months Ended June 30, 2015	7	288,012
Portfolio as of June 30, 2015	9	$321,832
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.
The following table presents the allocation of assets acquired and liabilities assumed during the six months ended June 30, 2015 based on contract purchase price, excluding acquisition related costs, based on the relevant exchange rate at the time of purchase.

Six Months Ended June 30,
(Dollar amounts in thousands)	2015
Real estate investments, at cost:
Land	$26,827
Buildings, fixtures and improvements	188,820
Total tangible assets	215,647
Acquired intangibles:
In-place leases	49,536
Above market lease assets	379
Below market lease liabilities	(2,757)
Ground lease intangible asset	25,207
Total assets acquired, net	288,012
Mortgage notes payable used to acquire real estate investments	(202,269)
Credit facilities payable used to acquire real estate investments	(17,256)
Cash paid for acquired real estate investments	$68,487
Number of properties purchased	7

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2015 had been consummated on April 23, 2014 (date of inception):

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2015	2015
Pro forma revenues	$6,407	$12,753
Pro forma net loss	(686)	(1,439)
Basic and diluted net loss per share	$(0.10)	$(0.31)
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

(In thousands)	Future Minimum Base Rental Payments
July 1, 2015 — December 31, 2015	$11,768
2016	18,407
2017	22,335
2018	25,019
2019	25,038
Thereafter	118,839
$221,406

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10%
of total annualized rental income for all properties on a straight-line basis as of June 30, 2015:

June 30, 2015
Tenant
ING Amsterdam	34.8%
Sagemcom	22.1%
DB Luxembourg	20.7%
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries where the Company has geographic concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of June 30, 2015.

June 30, 2015
Country
The Netherlands	34.8%
France	31.2%
Luxembourg	20.7%
Note 4 — Revolving Credit Facility
On January 28, 2015, the Company, through its OP, entered into a credit agreement relating to a credit facility (the “Credit Facility”) that provided for aggregate borrowings up to $100.0 million, including swingline loans up to $50.0 million and letters

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

of credit up to $25.0 million, subject in each case to borrowing base availability and certain other conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, including obtaining additional commitments from lenders, may request additional commitments under the Credit Facility to increase the aggregate commitments up to $1.25 billion. Borrowings under the Credit Facility are expected to be used, along with cash on hand, to finance portfolio acquisitions and for general corporate purposes. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
The initial maturity date of the Credit Facility is January 28, 2017, with three one-year extension options, subject to certain conditions.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the Credit Facility priced at either (i) Alternate Base Rate plus an applicable spread ranging from 0.50% to 1.10%, (ii) Adjusted LIBO Rate plus an applicable spread ranging from 1.50% to 2.10%, or (iii) Adjusted EURIBOR Rate plus an applicable spread ranging from 1.50% to 2.10%. Alternate Base Rate is defined in the Credit Facility as the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) Adjusted LIBO Rate for a one month interest period on such day plus 1.00%. Adjusted LIBO Rate refers to the London interbank offered rate, adjusted based on applicable reserve percentages established by the Federal Reserve. Adjusted EURIBOR Rate refers to the Euro interbank offered rate, adjusted based on applicable reserve percentages in effect on such day for fundings in Euros maintained by commercial banks which lend in Euros. If any principal or interest on any loan under the Credit Facility or any other amount payable by the OP under the Credit Facility is not paid when due, such overdue amount will bear interest at, in respect of principal, 2.00% plus the rate otherwise applicable to such principal amount, or, in respect of any other amount, 2.00% plus the rate otherwise applicable to loans under the Credit Facility bearing interest at the Alternate Base Rate. As of June 30, 2015, the Company's debt reflected variable rate borrowings under the Credit Facility of $17.7 million and a fair value of $19.2 million with a weighted average annual interest rate of 2.0%. The unused borrowing capacity under the Credit Facility as of June 30, 2015 was $82.3 million.
The Credit Facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each adjusted LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date in January 2017. The Credit Facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2015, the Company was in compliance with the financial covenants under the Credit Facility.
A portion of the borrowings in foreign currencies were treated as net investment hedges of the Company's investments during the periods reflected in the statement of operations (See Note 7 — Derivatives and Hedging Activities).

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2015 and December 31, 2014 consisted of the following:

Portfolio	Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate	Maturity
		June 30, 2015	December 31, 2014
		(In thousands)	(In thousands)
Pole Emploi	1	$6,435	$7,050	1.7%	(2)	Fixed	Dec. 2019
Auchan	1	9,208	10,089	1.7%	(2)	Fixed	Dec. 2019
Sagemcom (4)	1	39,827	—	1.6%	(2)	Fixed	Dec. 2019
Sagemcom (4)		22,188	—	7.6%	(3)	Variable	Aug. 2016
DB Luxembourg (4)	1	39,938	—	1.1%	(2)	Fixed	Apr. 2020
DB Luxembourg (4)		24,507	—	9.1%		Fixed	Oct. 2016
ING Amsterdam (4)	1	48,814	—	1.7%	(2)	Fixed	Jun. 2020
ING Amsterdam (4)		24,407	—	6.0%		Fixed	Dec. 2015
Total	5	$215,324	$17,139	3.8%
_________________________

(1)	Based on exchange rates as of June 30, 2015 and December 31, 2014, as applicable.

(2)	Fixed as a result of entering into a swap agreement.

(3)	The effective interest rate relates to a second mortgage loan with an interest rate of 7.5% plus 3-month Euribor as of June 30, 2015.

(4)	These investments are encumbered by a mortgage and a short-term secondary loan, each pursuant to the same loan agreement.

The carrying value of unencumbered assets as of June 30, 2015 was $25.7 million.

The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to June 30, 2015:

(In thousands)	Future Principal Payments
July 1, 2015 — December 31, 2015	$24,407
2016	24,507
2017	22,188
2018	—
2019	55,470
Thereafter	88,752
$215,324
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2015 and December 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
June 30, 2015
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial instruments measured at fair value on a recurring basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2015
Foreign currency swaps, net (EUR)	$—	$2,134	$—	$2,134
Interest rate swaps, net (GBP & EUR)	$—	$52	$—	$52
Foreign currency forwards, net (GBP & EUR)	$—	$153	$—	$153
December 31, 2014
Foreign currency swaps, net (EUR)	$—	$250	$—	$250
Interest rate swaps, net	$—	$(86)	$—	$(86)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Financial instruments not measured at fair value on a recurring basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of June 30, 2015 and December 31, 2014 are reported below.

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$215,324	$215,181	$17,139	$16,983
Credit facility	3	$17,658	$19,209	$—	$—
The fair value of the mortgage notes is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain foreign investments expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar.
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015, the Company recorded gains of $18,000 and $18,000 of ineffectiveness in earnings, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
As of June 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

	June 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (EUR)	5	$144,222	2	$17,139
Interest rate swaps (GBP)	1	17,658	—	—
Total	6	$161,880	2	$17,139
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on property investments in foreign countries which pay rental income, property related expenses and hold debt instruments in currencies other than its functional currency, the US dollar. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable currency exchange rate for delivery of a specified amount of foreign currency on specified dates. In addition, foreign currency advances of £11.2 million ($17.7 million equivalent based upon the exchange rate as of the date of the advance) were drawn under the Company's Credit Facility to fund individual real estate investments in the respective local currency which were designated as net investment hedges and creates a natural hedge against the equity invested, removing the need for final currency swaps.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
As of June 30, 2015 and December 31, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	June 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (EUR-USD)	3	$56,103	1	$16,321
Forwards (EUR-USD)	1	10,100	—	—
Total	4	$66,203	1	$16,321
Non-Designated Hedges
The Company is exposed to fluctuations in the exchange rates of its functional currency, the US dollar ("USD"), against the Pound Sterling ("GBP") and the Euro ("EUR"). The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in earnings. The Company recorded marked-to-market losses of $0.1 million on the non-designated derivatives for the three and six months ended June 30, 2015. The Company also recorded losses of $0.1 million from over hedging ineffectiveness on the designated net investment hedges for three and six months ended June 30, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

As of June 30, 2015 and December 31, 2014, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Forwards (GBP-USD)	11	$1,276	—	$—
Designated and Non Designated Hedges
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of June 30, 2015 and December 31, 2014:

		June 30, 2015	December 31, 2014
(In thousands)	Balance Sheet Location
Derivatives designated as hedging instruments:
Cross currency swaps (EUR-USD)	Derivative assets, at fair value	$2,134	$250
Interest rate swaps (EUR)	Derivative assets, at fair value	167	—
Interest rate swaps (GBP)	Derivative assets, at fair value	52	—
Forwards (EUR-USD)	Derivative assets, at fair value	201	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(167)	(86)
Total		$2,387	$164
Derivatives not designated as hedging instruments:
Forwards (GBP-USD)	Derivative liabilities, at fair value	$(48)	$—
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2015:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2015	2015
Amount of gain recognized in accumulated other comprehensive income from derivatives (effective portion)	$(504)	$2,364
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(80)	$(98)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$18	$18

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2015	$2,554	$(215)	$—	$2,339	$—	$—	$2,339
December 31, 2014	$250	$(86)	$—	$164	$—	$—	$164
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of June 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
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
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors. As of June 30, 2015, the Company had 9,152,328 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $226.4 million, including proceeds from shares issued under the DRIP.
On October 22, 2014, the board of directors authorized, and the Company declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0048630137 per day. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2014.
Note 9 — Commitments & Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2015, there were no material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2015, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of June 30, 2015, an entity controlled by the Sponsor owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2015 and December 31, 2014, the Company had $1.3 million and $1.3 million of payables to affiliated entities for advances received to fund the payment of offering costs, respectively.
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
The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,	Payable as of June 30,	Payable as of December 31,
(In thousands)	2015	2015	2015	2014
Total commissions and fees from Dealer Manager	$10,658	$17,400	$121	$89
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet. As of June 30, 2015, the Company has not incurred any offering cost reimbursements from the Advisor or the Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of common stock, measured at the end of the IPO. IPO costs in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of June 30, 2015, offering and related costs exceeded 2.0% of gross proceeds received from the offering by $5.0 million.
The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,	Payable as of June 30,	Payable as of December 31,
(In thousands)	2015	2015	2015	2014
Fees and expense reimbursements from the Advisor and Dealer Manager	$3,344	$5,558	$—	$1,268
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of June 30, 2015, cumulative offering costs were $29.9 million. As of June 30, 2015, cumulative offering costs, net of unpaid amounts did not exceed the 15.0% threshold.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
For its asset management services, the OP will issue restricted Class B units in the OP (“Class B units”) to the Advisor on a quarterly basis in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets) less (B) any amounts payable as an oversight fee for such calendar quarter; divide by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as any one of the following events occurs: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the Company's operating partnership is a party, as a result of which OP Units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the advisor pursuant to the advisory agreement is providing services to us immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on each unvested Class B unit in an amount equal to the distributions rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. During the six months ended June 30, 2015, the Company's board of directors approved the issuance of 13,247 shares of Class B units, all of which were issued during the three months ended March 31, 2015. On August 6, 2015, the Company's board of directors approved the issuance of 28,088 shares of Class B units which were earned during three months ended June 30, 2015.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015		2015
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	June 30, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$4,289	$—	$5,917	$—	$170	$—
Transaction fee	—	—	—	—	—	—
Financing coordination fees	1,044	—	2,267	—	—	—
Other expense reimbursements	—	—	—	—	—	—
Ongoing fees:
Asset management fees	—	—	—	—	—	—
Property management and leasing fees	56	15	90	19	6	—
Strategic advisory fees	—	—	—	—	—	—
Distributions on Class B units	6	—	6	—	4	—
Total related party operational fees and reimbursements	$5,395	$15	$8,280	$19	$10	$—
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2015.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2015, there were no property operating and general administrative expenses absorbed by our Advisor.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2015.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2015.
The Company will distribute to the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2015.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distributions from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distributions unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2015.
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
Note 12 — Share Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events).
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table reflects restricted share award activity for the six months ended June 30, 2015.

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	2,666	$22.50
Granted	2,666	22.50
Vested	—	22.50
Forfeitures	(1,333)	22.50
Unvested, June 30, 2015	3,999	$22.50
Compensation expense related to restricted stock was approximately $6,000 during the six months ended June 30, 2015 and is recorded as general and administrative expense in the accompanying statements of operations. As of June 30, 2015, the Company had $50,000 of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 5 years.
Other Share-Based Compensation
The Company has issued common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were 412 shares of common stock issued in lieu of cash during the six months ended June 30, 2015 which resulted in additional shared based compensation of $9,000.
Note 13 – Net Loss Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Net loss (in thousands)	$(14,790)	$(23,009)
Basic and diluted weighted average shares outstanding	6,773,666	4,614,053
Basic and diluted net loss per share	$(2.18)	$(4.99)
The Company had the following common share equivalents as of June 30, 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

Six Months Ended June 30,
2015
Unvested restricted stock	3,999
OP Units	90
Class B units	13,247
Total common share equivalents	17,336
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following transactions:

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Sales of Common Stock
As of July 31, 2015, the Company had 10.2 million shares of common stock outstanding, including shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $252.6 million, including proceeds from shares issued under the DRIP. As of July 31, 2015, the aggregate value of all share issuances was $255.1 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to June 30, 2015	July 1, 2015 to July 31, 2015	Total
Common stock	$226,377	$26,182	$252,559
Acquisitions
The following table presents certain information about the properties that the Company acquired subsequent to June 30, 2015 :

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total portfolio, June 30, 2015	9	1,507,403	$321,832
Acquisitions	1	111,338	8,801
Total portfolio, August 12, 2015	10	1,618,741	$330,633
________________________
(1)    Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
On July 16, 2015, the Company has made an earnest money deposit totaling $7.8 million (£5.0 million based upon an exchange rate of $1.56 to £1.00, as of the date of deposit), relating to a prospective property acquisition with an estimated purchase price of $98.3 million which is expected to close in the fourth quarter of 2015.
Sponsor Transaction
On August 6, 2015, AR Capital, LLC (“ARC”), the parent of the Sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that ARC will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global. Following the consummation of the transaction contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and ARC will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by ARC. The Advisor and Property Manager are currently owned indirectly by ARC and following the Transaction will be owned indirectly by AR Global.
Additionally, on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Dealer Manager, and certain related entities (collectively, the "Transactions"). Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Company's Advisor, Property Manager, Dealer Manager and Sponsor are expected to continue to serve in their respective capacities to the Company. The Company’s independent directors unanimously endorsed the Transactions.

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

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distributions payments. Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

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

Overview
The Company was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2015 or its first year of material operations. On August 26, 2014, the Company commenced its IPO on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a distribution reinvestment program (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors.The Company purchased its first property and commenced active operations on December 29, 2014. As of June 30, 2015, the Company had 9,152,328 shares of common stock outstanding, including shares issued under the DRIP. As of June 30, 2015, total gross proceeds from these issuances were $226.4 million, including proceeds from shares issued under the DRIP.
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
The Company sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by AR Capital Global Holdings, LLC. (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business is conducted through the OP. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no direct employees. The Company has retained the Advisor, to manage its affairs on a day-to-day basis. American Realty Capital Global II Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor entered into a service agreement with an independent third party, Moor Park Capital Global II Advisors Limited (the “Service Provider”) pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect to the Company’s properties in Europe. The Dealer Manager serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, and as a result are related parties, and each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
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
As of June 30, 2015, the Company included cumulative straight line rents receivable in Prepaid expenses and other assets in the balance sheet of $8,609. The Company’s rental revenue included impacts of unbilled rental revenue of $8,609, to adjust contractual rent to straight line rent.
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
As of June 30, 2015, all of our leases for properties in U.S. and foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
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
Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically is between six and 12 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
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
Recently Issued Accounting Pronouncements (Pending Adoption)
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB finalized a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The new guidance will be effective in the Company's 2018 fiscal year. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity ("VIE") guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of the new guidance.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
Properties
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of June 30, 2015:

Portfolio	Acquisition Date	Country	Number of Properties	Rentable Square Feet	Rented Square Feet	Remaining Lease Term (1)

Auchan	Dec. 2014	FR	1	152,235	152,235	8.1
Pole Emploi	Dec. 2014	FR	1	41,452	37,437	8
Veolia Water	Feb. 2015	US	1	70,000	70,000	10.5
Sagemcom	Feb. 2015	FR	1	265,309	265,309	8.6
NCR Dundee	Apr. 2015	UK	1	132,182	132,182	11.4
FedEx Freight	May 2015	US	1	68,960	68,960	8.2
DB Luxembourg	May 2015	LUX	1	156,098	156,098	8.5
Grupo Antolin	June 2015	US	1	111,798	111,798	10
ING Amsterdam	June 2015	NETH	1	509,369	509,369	10
Total			9	1,507,403	1,503,388	9.4
________________________________

(1)	Remaining lease term in years as of June 30, 2015. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
Results of Operations
We were incorporated on April 23, 2014 and purchased our first property and commenced active operations on December 29, 2014.
Results of Operations for Three Months Ended June 30, 2015
Rental Income
Rental income was $3.0 million for the three months ended June 30, 2015. Rental income was driven by our properties held at December 31, 2014 and by the acquisition of five additional properties since March 31, 2015 with an aggregate base purchase price of $206.6 million.
Operating Expense Reimbursements
Operating expense reimbursements were $0.3 million for three months ended June 30, 2015. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant.
Property Operating Expenses
Property operating expenses were $0.5 million for three months ended June 30, 2015. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants.

Operating Fees and Participation to Affiliate
Our Advisor is entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B Units, which will be forfeited unless certain conditions are met. During the three months ended June 30, 2015, the board of directors did not approve the issuance of Class B Units to the Advisor.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended June 30, 2015, property management fees were $0.1 million. The Property Manager elected to waive $15,000 of the property management fees for the three months ended June 30, 2015.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended June 30, 2015 were $13.0 million. These expenses are primarily related to acquisition fees, legal fees and other closing costs associated with our purchase of five properties with an aggregate purchase price of $206.6 million.
General and Administrative Expenses
General and administrative expenses of $0.5 million for the three months ended June 30, 2015 primarily included board member compensation, insurance expense, state taxes and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense of $1.5 million for the three months ended June 30, 2015 related to our existing properties and acquisition of five properties since inception with an aggregate base purchase price of $206.6 million, as of the respective acquisition dates. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense of $2.1 million for the three months ended June 30, 2015 related to interest and amortization of deferred financing costs associated with our mortgage notes payable.
Loss on foreign currency
The loss on foreign currency for the three months ended June 30, 2015 of $0.3 million reflects the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the three months ended June 30, 2015.
Results of Operations for Six Months Ended June 30, 2015
Rental Income
Rental income was $4.0 million for the six months ended June 30, 2015. Rental income was driven by our properties held at December 31, 2014 and by the acquisition of 7 additional properties through June 30, 2015 with an aggregate base purchase price of $288.0 million.
Operating Expense Reimbursements
Operating expense reimbursements were $0.5 million for the six months ended June 30, 2015. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant.
Property Operating Expenses
Property operating expenses were $0.7 million for six months ended June 30, 2015. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants.
Operating Fees and Participation to Affiliate
Our Advisor is entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B Units, which will be forfeited unless certain conditions are met. During the six months ended June 30, 2015, the board of directors approved the issuance of 13,247 Class B Units to the Advisor based upon $22.50 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the six months ended June 30, 2015, property management fees were $0.1 million. The Property Manager elected to waive $19,000 of the property management fees for the six months ended June 30, 2015.

Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the six months ended June 30, 2015 were $20.2 million. These expenses are primarily related to acquisition fees, legal fees and other closing costs associated with our purchase of 7 properties with an aggregate purchase price of $288.0 million.
General and Administrative Expenses
General and administrative expenses of $0.8 million for the six months ended June 30, 2015 primarily included board member compensation, insurance expense, state taxes and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense of $2.0 million for the six months ended June 30, 2015 related to our existing properties and acquisition of 7 properties since inception with an aggregate base purchase price of $288.0 million, as of the respective acquisition dates. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense of $2.9 million for the six months ended June 30, 2015 related to interest and amortization of deferred financing costs associated with our mortgage notes payable.
Loss on foreign currency
The loss on foreign currency for the six months ended June 30, 2015 of $0.7 million reflects the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the six months ended June 30, 2015.
Cash Flows for Six Months Ended June 30, 2015
The level of cash flows used in operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. During the six months ended June 30, 2015, cash flow used in operating activities was $12.7 million. Cash flows used in operating activities during the six months ended June 30, 2015 reflects a net loss of $23.0 million adjusted for non-cash items of $1.2 million (primarily amortization of deferred financing costs, amortization of above/below-market lease assets and share based compensation) and prepaid expenses and other assets of $1.1 million. This net uses of cash was offset by increase in accounts payable and accrued expenses of $6.1 million.
The net cash used in investing activities during the six months ended June 30, 2015 of $66.1 million related to the acquisition of 7 properties with an aggregate purchase price of $288.0 million.
Net cash provided by financing activities of $147.0 million during the six months ended June 30, 2015, consisted primarily of proceeds from the issuance of common stock of $192.6 million. These cash flows were partially offset by payments related to offering costs of $23.6 million.
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
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors.The Company purchased its first property and commenced active operations on December 29, 2014. As of June 30, 2015, the Company had 9,152,328 shares of common stock outstanding, including shares issued under the DRIP. Total gross proceeds from these issuances were $226.4 million, including proceeds from shares issued under the DRIP.
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
As of June 30, 2015, we had cash and cash equivalents of $69.6 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash borrowing from our line of credit and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in the OP.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period indicated:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2015	June 30, 2015	June 30, 2015
Net loss (in accordance with GAAP)	$(8,219)	$(14,790)	$(23,009)
Depreciation and amortization	482	1,535	2,017
FFO (as defined by NAREIT)	(7,737)	(13,255)	(20,992)
Acquisition fees and expenses (1)	7,165	13,028	20,193
Amortization of above/below market leases and liabilities, net (2)	55	32	87
Straight-line rent (3)	(4)	(150)	(154)
Losses on foreign currency (4)	468	277	745
Losses on derivatives	—	48	48
Losses on hedging instruments deemed ineffective	—	82	82
MFFO	$(53)	$62	$9
__________________________

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

Distributions
On October 22, 2014, the board of directors authorized, and the Company declared, a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0048630137 per day, based on a per share price of $25.00. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2014. We intend to accrue and pay distributions on a regular basis. We intend to fund such distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distributions until we make substantial investments and we can give no assurance that we will pay distributions solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our Advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the IPO to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986 (the "Code"). As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gains.
The following table shows the sources for the payment of distributions to common stockholders for the period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2015		June 30, 2015		June 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$426		$1,359		1,785
Distributions reinvested pursuant to the DRIP	254		951		1,205
Total distributions	$680		$2,310		$2,990

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$—	—%	$—	—%
Offering proceeds from issuance of common stock	426	62.6%	1,359	58.8%	1,785	59.7%
Proceeds received from common stock issued under the DRIP	254	37.4%	951	41.2%	1,205	40.3%
Total sources of distribution coverage	$680	100.0%	$2,310	100.0%	$2,990	100.0%

Cash flows used in operations (GAAP basis) (2)	$(5,852)		$(6,843)		$(12,695)

Net loss (in accordance with GAAP)	$(8,219)		$(14,790)		$(23,009)
_______________________________
(1) Distributions amounts for the period indicated above excludes distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the six months ended June 30, 2015.

(2)	Cash flows used in operations for the six months ended June 30, 2015 reflects acquisition and transaction related expenses of $20.2 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from April 23, 2014 (date of inception) to June 30, 2015:

For the Period from April 23, 2014 (date of inception) to June 30, 2015
(In thousands)
Distributions: (1)
Distributions paid to common stockholders in cash	$1,844
Distributions paid to common stockholders pursuant to DRIP	1,233
Vested restricted stockholders in cash	9
Total distributions paid	$3,086

Reconciliation of net loss:
Revenues	$4,524
Acquisition and transaction-related expenses	(22,111)
Depreciation and amortization	(2,017)
Other operating expenses	(2,048)
Income tax benefit	21
Other non-operating expenses	(3,832)
Net loss (in accordance with GAAP) (2)	$(25,463)
_______________________________
(1) Distributions amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the period from April 23, 2014 (date of inception) to June 30, 2015.
(2) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets and goodwill, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding as of June 30, 2015. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of June 30, 2015, our net tangible book value per share was $9.32. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per share and $23.75 per common share under our DRIP.
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
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2015, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2015:

		July 1, 2015 — December 31, 2015	Years Ended December 31,
(In thousands)	Total		2016 — 2017	2018 — 2019	Thereafter
Principal on mortgage notes payable (1)	$215,324	$24,407	$46,695	$55,470	$88,752
Interest on mortgage notes payable (2)	15,215	3,494	6,813	4,389	519
Principal on credit facility (1)	17,658	—	17,658	—	—
Interest on credit facility (2)	745	181	564	—	—
Total (3) (4)	$248,942	$28,082	$71,730	$59,859	$89,271
_________________________

(1)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2015, which consisted primarily of the Euro. At June 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(2)	Interest on debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2015.

(3)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

(4)	Ground lease rental payments due are not included in this table as the Company's one ground lease which is related to ING Amsterdam property is prepaid through 2050.
Election as a REIT
We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2015 or our first year of material operations. We believe that, commencing with such taxable year, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to operate in such a manner to qualify for taxation as a REIT for U.S. federal income tax purposes, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT for U.S. federal income tax purposes. In order to qualify and continue to qualify for taxation as a REIT for U.S. federal income tax purposes, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
In addition, our international assets and operations, including those designated as direct qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
As of June 30, 2015, our debt included fixed and variable rate secured mortgage financing, with a carrying value of $215.3 million, a fair value of $215.2 million and a weighted average interest rate per annum of 2.0%. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $3.4 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our cash flows used by operations were $12.7 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we paid distributions of $3.0 million, of which $1.2 million, or 40.3%, was funded from proceeds from the issuance of common stock and proceeds from our IPO which were reinvested in common stock issued under the DRIP. The remaining $1.8 million, or 59.7%, was funded with proceeds from issuance of common stock. During the six months ended June 30, 2015 cash flow from operations included an increase in accounts payable and accrued expenses of $6.1 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2015, there would have been $6.1 million less in cash flow from operations available to pay distributions. Using offering proceeds to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund distributions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the six months ended June 30, 2015.
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors.The Company purchased its first property and commenced active operations on December 29, 2014. As of June 30, 2015, the Company had 9,152,328 shares of common stock outstanding, including shares issued under the DRIP. Total gross proceeds from these issuances were $226.4 million, including proceeds from shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

For the Period from April 23, 2014 (date of inception) to June 30, 2015
(In thousands)
Selling commissions and dealer manager fees	$20,378
Other offering costs	9,505
Total offering costs	$29,883
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from April 23, 2014 (date of inception) to June 30, 2015
(In thousands)
Total commissions paid to the Dealer Manager	$9,720
Less:
Commissions to participating brokers	(13,534)
Reallowance to participating broker dealers	(2,365)
Net to the Dealer Manager	$(6,179)
As of June 30, 2015, cumulative offering costs included $5.9 million incurred from the Advisor and the Dealer Manager to reimburse offering costs incurred. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of June 30, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2015, we have used $111.4 million of net proceeds from our IPO and $236.8 million of debt financing to purchase 9 properties with an aggregate base purchase price of $321.8 million and acquisition, financing and other related costs of $26.4 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the six months ended June 30, 2015.
Recent Sale of of Unregistered Securities
On February 11, 2015 and April 17, 2015, we issued 1,333 and 1,333 shares of restricted stock, respectively, that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
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
Patrick J. Goulding
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.2 *	Amended and Restated Agreement of Limited Partnership of American Realty Capital Global II Operating Partnership, L.P., dated August 10, 2015.
10.19 *
Mezzanine Facility Agreement, dated May 13, 2015, among ARC Global II DB Lux S.À R.L., M&G Investment Management Limited, Mount Street Mortgage Servicing Limited and Mount Street Mortgage Servicing Limited.

10.20 *	Loan Agreement, dated May 18, 2015, between Deutsche Postbank AG and 2 Boulevard Konrad Adenauer S.à r.l.
10.21 *	Term Loan Facilities Agreement, dated June 23, 2015, between Deutsche Postbank AG and ARC INGAMNE001, LLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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