Form 10-Q
period 2015-09-30
American Realty Capital Global Trust II, Inc.
filed 2015-11-16
CIK 1609865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 11,913,853 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$32,812	$5,271
Buildings, fixtures and improvements	215,604	23,669
Acquired intangible lease assets	82,703	4,520
Total real estate investments, at cost	331,119	33,460
Less accumulated depreciation and amortization	(4,979)	—
Total real estate investments, net	326,140	33,460
Cash and cash equivalents	96,961	1,286
Restricted cash	14,074	—
Derivatives, at fair value	2,464	250
Deposits for real estate acquisitions	15,655	5,464
Prepaid expenses and other assets	2,837	7,265
Receivable for sale of common stock	881	891
Deferred tax assets	439	—
Goodwill and other intangible assets	6,064	—
Deferred financing costs, net	5,530	749
Total assets	$471,045	$49,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Short term notes payable	$—	$6,746
Mortgage notes payable	223,858	17,139
Credit facility	17,039	—
Below-market lease liabilities, net	3,105	—
Derivatives, at fair value	1,543	86
Due to affiliates	1,017	1,268
Accounts payable and accrued expenses	4,641	300
Prepaid rent	2,384	366
Deferred tax liability	6,064	—
Dividends payable	1,632	155
Total liabilities	261,283	26,060
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,398,224 and 1,297,355 shares issued; and 11,390,493 and 1,297,355 shares outstanding, as of September 30, 2015, and December 31, 2014, respectively.	114	13
Additional paid-in capital	244,609	26,004
Accumulated other comprehensive income (loss)	(470)	(41)
Accumulated deficit	(34,491)	(2,671)
Total stockholders' equity	209,762	23,305
Total liabilities and stockholders' equity	$471,045	$49,365
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended	For the Period from April 23, 2014 (date of inception) to September 30, 2014
	2015	2014	September 30, 2015
Revenues:
Rental income	$6,372	$—	$10,394	$—
Operating expense reimbursements	532	—	1,014	—
Total revenues	6,904	—	11,408	—

Expenses:
Property operating	528	—	1,183	—
Operating fees to affiliate	107	—	233	—
Acquisition and transaction related	1,035	—	21,228	—
General and administrative	787	156	1,558	176
Depreciation and amortization	2,736	—	4,753	—
Total expenses	5,193	156	28,955	176
Operating income (loss)	1,711	(156)	(17,547)	(176)
Other income (expense):
Interest expense	(2,220)	—	(5,133)	—
Gains (losses) on foreign currency	15	—	(730)	—
Gains on derivative instruments	69	—	21	—
Gains (losses) on hedges and derivatives deemed ineffective	37	—	(45)	—
Other income	5	—	21	—
Total other expense, net	(2,094)	—	(5,866)	—
Net loss before income taxes	(383)	(156)	(23,413)	(176)
Income taxes benefit	332	—	353	—
Net loss	$(51)	$(156)	$(23,060)	$(176)
Other comprehensive income (loss):
Cumulative translation adjustment	852	—	(1,127)	—
Designated derivatives, fair value adjustments	(1,607)	—	698	—
Comprehensive loss	$(806)	$(156)	$(23,489)	$(176)

Basic and diluted weighted average shares outstanding	10,484,259	NA	6,592,291	NA
Basic and diluted net loss per share	$—	NA	$(3.50)	NA
________________________________________________
NA - Not applicable as the Company broke escrow on October 17, 2014 and did not have any shares issued until then.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2014	1,297,355	$13	$26,004	$(41)	$(2,671)	$23,305
Issuance of common stock	9,968,890	100	246,513	—	—	246,613
Common stock offering costs, commissions and dealer manager fees		—	(30,871)	—	—	(30,871)
Common stock repurchases, inclusive of fees	(10,607)	—	(246)	—	—	(246)
Common stock issued through dividends reinvestment program	133,733	1	3,175	—	—	3,176
Share-based compensation	1,122	—	25	—	—	25
Amortization of restricted shares	—	—	9	—	—	9
Dividends declared		—	—	—	(8,760)	(8,760)
Net loss	—	—	—	—	(23,060)	(23,060)
Cumulative translation adjustment	—	—	—	(1,127)	—	(1,127)
Designated derivatives, fair value adjustments	—	—	—	698	—	698
Balance, September 30, 2015	11,390,493	$114	$244,609	$(470)	$(34,491)	$209,762

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2015	Period from April 23, 2014 (date of inception) to September 30, 2014
Cash flows from operating activities:
Net loss	$(23,060)	$(176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,665	—
Amortization of intangibles	2,088	—
Amortization of deferred financing costs	1,432	—
Amortization of below-market lease liability	(107)	—
Amortization of above-market lease assets	179	—
Straight line rent	(400)	—
Share-based compensation	13	—
Net realized and unrealized mark-to-market transactions	(59)	—
Changes in operating assets and liabilities, net:
Due to affiliates	(251)	—
Prepaid expenses and other assets	(1,930)	—
Accounts payable and accrued expenses	4,308	132
Prepaid rent	2,018	—
Deferred tax assets	(439)	—
Net cash used in operating activities	(13,543)	(44)
Cash flows from investing activities:
Investment in real estate and other assets	(71,754)	—
Deposits for real estate acquisitions	(10,578)	—
Net cash used in investing activities	(82,332)	—
Cash flows from financing activities:
Borrowings under credit facility	4,197	—
Repayments on credit facility	(4,197)	—
Proceeds from notes payable	—	—
Payments of deferred financing costs	(6,260)	—
Proceeds from issuance of common stock	246,623	200
Payments of offering costs	(30,817)	(1,068)
Dividends paid	(4,107)	—
Payments on common stock repurchases, inclusive of fees	(246)	—
Advances from affiliates, net	—	912
Restricted cash	(14,074)	—
Net cash provided by financing activities	191,119	44
Net change in cash and cash equivalents	95,244	—
Effect of exchange rate on cash	431	—
Cash and cash equivalents, beginning of period	1,286	—
Cash and cash equivalents, end of period	$96,961	$—

Supplemental Disclosures:
Cash paid for interest	$2,461	$—
Cash paid for income taxes	395	—
Non-Cash Investing and Financing Activities:
Offering costs in accounts payables and accrued expenses	$—	$780
VAT refund receivable used to repay notes payable	6,746	—
Mortgage notes payable assumed or used to acquire investments in real estate	(207,804)	—
Repayment of note payable	(6,746)	—
Borrowings under line of credit to acquire real estate	(17,256)	—
Common stock issued through dividend reinvestment program	3,176	—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust II, Inc. (the “Company”) was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2015. On August 26, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a dividend reinvestment program (the “DRIP”) under which common stockholders may elect to have their dividends reinvested in additional shares of common stock.
On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors. The Company purchased its first property and commenced active operations on December 29, 2014. As of September 30, 2015, the Company had 11,390,493 shares of common stock outstanding, including shares issued under the DRIP. As of September 30, 2015, total gross proceeds from these issuances were $281.7 million, including proceeds from shares issued under the DRIP.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. The Company intends to invest 50% of its capital in real estate in the United States and 50% of its capital in real estate in Europe; however, it may reallocate up to 20% of its total capital for additional investments in Europe or elsewhere internationally. All such properties may be acquired and operated by the Company alone or jointly with Moor Park Capital Global II Advisors Limited (the “Service Provider”) or another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2015, the Company owned 10 properties consisting of 1.6 million rentable square feet, which were 99.8% leased, with weighted average remaining lease term of 9.1 years. 8.5% of the Company's properties are located in United States and 91.5% are located in Europe.
Until the NAV pricing date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share net asset value, or NAV, as determined by American Realty Capital Global II Advisors, LLC (the “Advisor”), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
The Company sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by AR Capital Global Holdings, LLC. (the “Sponsor”), on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business is conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. American Realty Capital Global II Properties, LLC (the “Property Manager”) serves as the Company’s property manager. The Advisor entered into a service agreement with the Service Provider pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates in respect to the Company’s properties in Europe. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, the Property Manager and the Dealer Manager are under common control with the parent of the Sponsor, and, as a result, are related parties, each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

investment and management of the Company's assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, dividends and other compensation during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2015. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2015 other than the updates described below and the subsequent notes.
Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $14.1 million as of September 30, 2015. The Company had no restricted cash as of December 31, 2014.
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
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (VIE) guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company will adopt the new guidance in fiscal 2016 and believes the guidance will not have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company will adopt the new guidance in fiscal 2016 and believes the guidance will not have a material impact on its consolidated financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16 Business Combination (Topic 805). The guidance eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company will adopt the new guidance in fiscal 2016 and believes the guidance will not have a material impact on its consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2014 and during the nine months ended September 30, 2015:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2014	2	$33,820
Nine Months Ended September 30, 2015	8	296,814
Portfolio as of September 30, 2015	10	$330,634
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents the allocation of assets acquired and liabilities assumed during the nine months ended September 30, 2015 based on contract purchase price, excluding acquisition related costs, based on the relevant exchange rate at the time of purchase.

(Dollar amounts in thousands)	Nine Months Ended September 30, 2015
Real estate investments, at cost:
Land	$27,840
Buildings, fixtures and improvements	193,933
Total tangible assets	221,773
Acquired intangibles:
In-place leases	52,736
Above market lease assets	324
Below market lease liabilities	(3,226)
Ground lease intangible assets	25,207
Total assets acquired, net	296,814
Mortgage notes payable used to acquire real estate investments	(207,804)
Credit facilities payable used to acquire real estate investments	(17,256)
Cash paid for acquired real estate investments	$(71,754)
Number of properties purchased	8

The Company purchased its first property and commenced active operations on December 29, 2014. The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2015 had been consummated on April 23, 2014 (date of inception):

(In thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Pro forma revenues	$6,926	$20,216
Pro forma income (net) loss	603	(5,351)
Basic and diluted net income (loss) per share	$0.06	$(0.81)
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five calendar years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items. These amounts also exclude recoveries from tenants for certain expenses such as real estate taxes and insurance.

(In thousands)	Future Minimum Base Rental Payments
2015 (remainder)	$6,173
2016	19,469
2017	23,434
2018	26,115
2019	26,144
2020	26,161
Thereafter	97,206
$224,702

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10%
of total annualized rental income for all properties on a straight-line basis as of September 30, 2015:

September 30, 2015
Tenant
ING Amsterdam	34.3%
Sagemcom	21.8%
DB Luxembourg	20.5%
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries where the Company has geographic concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of September 30, 2015.

September 30, 2015
Country
The Netherlands	34.3%
France	32.4%
Luxembourg	20.5%
Note 4 — Revolving Credit Facility
On January 28, 2015, the Company, through its OP, entered into a credit agreement relating to a credit facility (the “Credit Facility”) that provided for aggregate borrowings up to $100.0 million, including swingline loans up to $50.0 million and letters of credit up to $25.0 million, subject in each case to borrowing base availability and certain other conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, including obtaining additional commitments from lenders, may request additional commitments under the Credit Facility to increase the aggregate commitments up to $1.3 billion. Borrowings under the Credit Facility are expected to be used, along with cash on hand, to finance portfolio acquisitions and for general corporate purposes. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
The initial maturity date of the Credit Facility is January 28, 2017, with three one-year extension options, subject to certain conditions.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the Credit Facility priced at either (i) Alternate Base Rate plus an applicable spread ranging from 0.5% to 1.1%, (ii) Adjusted LIBO Rate plus an applicable spread ranging from 1.5% to 2.1%, or (iii) Adjusted EURIBOR Rate plus an applicable spread ranging from 1.5% to 2.1%. Alternate Base Rate is defined in the Credit Facility as the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) Adjusted LIBO Rate for a one month interest period on such day plus 1.0%. Adjusted LIBO Rate refers to the London interbank offered rate, adjusted based on applicable reserve percentages established by the Federal Reserve. Adjusted EURIBOR Rate refers to the Euro interbank offered rate, adjusted based on applicable reserve percentages in effect on such day for fundings in Euros maintained by commercial banks which lend in Euros. If any principal or interest on any loan under the Credit Facility or any other amount payable by the OP under the Credit Facility is not paid when due, such overdue amount will bear interest at, in respect of principal, 2.0% plus the rate otherwise applicable to such principal amount, or, in respect of any other amount, 2.0% plus the rate otherwise applicable to loans under the Credit Facility bearing interest at the Alternate Base Rate. As of September 30, 2015, the Credit Facility reflected variable-rate borrowings with a carrying value and fair value of $17.0 million, and a weighted average effective interest rate of of 3.5% after considering interest rate swaps in place. The unused borrowing capacity under the Credit Facility as of September 30, 2015 was $83.0 million.
The Credit Facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBO Rate loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date in January 2017. The Credit Facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt-to-equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2015, the Company was in compliance with the financial covenants under the Credit Facility.
A portion of the borrowings in foreign currencies were treated as net investment hedges of the Company's investments during the periods reflected in the statement of operations (See Note 7 — Derivatives and Hedging Activities).
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2015 and December 31, 2014 consisted of the following:

Country	Portfolio	Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate	Maturity
			September 30, 2015	December 31, 2014
			(In thousands)
Primary Mortgage Loans:
France:
	Auchan	1	$9,333	$10,089	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	6,521	7,050	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom (4)	1	40,366	—	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	5,622	—	1.9%	(2)	Fixed	Jul. 2020
Luxembourg:	DB Luxembourg (6)	1	40,478	—	1.1%	(2)	Fixed	May 2020
The Netherlands:	ING Amsterdam (7)	1	49,474	—	1.7%	(2)	Fixed	Jun. 2020
	Total	6	151,794	17,139	1.5%
Secondary Mortgage Loans:
France:	Sagemcom (4)		22,488	—	7.6%	(3)	Variable	Aug. 2016
Luxembourg:	DB Luxembourg (6)		24,839	—	9.1%		Fixed	May 2017
The Netherlands:	ING Amsterdam (7)		24,737	—	6.1%	(5)	Variable	Dec. 2015
	Total		72,064	—	7.6%
	Grand Total	6	$223,858	$17,139	3.5%
_________________________

(1)	Based on exchange rates as of September 30, 2015 and December 31, 2014, as applicable.

(2)	Fixed as a result of entering into an interest rate swap agreement.

(3)	The effective interest rate relates to a second mortgage loan with an interest rate of 7.5% plus 3-month EURIBOR as of September 30, 2015.

(4)	The Sagemcom property is encumbered by a mortgage and a second mortgage loan, each pursuant to the same loan agreement.

(5)	The effective interest rate relates to a second mortgage loan with an interest of 6.0% plus 3-month EURIBOR as of September 30, 2015.

(6)	The DB Luxembourg property is encumbered by a mortgage and a second mortgage loan, each pursuant to the same loan agreement.

(7)	The ING Amsterdam property is encumbered by a mortgage and a second mortgage loan, each pursuant to the same loan agreement.

The carrying value of unencumbered assets as of September 30, 2015 was $28.1 million.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to September 30, 2015:

(In thousands)	Future Principal Payments
2015 (remainder)	$24,737
2016	22,488
2017	24,839
2018	—
2019	56,220
2020	95,574
Thereafter	—
Total	$223,858
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2015 and December 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and, depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter, however, the Company expects that changes in classifications between levels will be rare.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Financial instruments measured at fair value on a recurring basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2015
Foreign currency swaps, net (EUR)	$—	$2,174	$—	$2,174
Interest rate swaps, net (GBP & EUR)	$—	$(1,524)	$—	$(1,524)
Foreign currency forwards, net (GBP & EUR)	$—	$271	$—	$271
December 31, 2014
Foreign currency swaps, net (EUR)	$—	$250	$—	$250
Interest rate swaps, net (EUR)	$—	$(86)	$—	$(86)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015.
Financial instruments not measured at fair value on a recurring basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to/from affiliates, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of September 30, 2015 and December 31, 2014 are reported below.

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$223,858	$223,467	$17,139	$16,983
Credit facility	3	$17,039	$17,039	$—	$—
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the Credit Facility with variable interest rates and advances under the revolving portion of the Credit Facility are considered to be reported at fair value.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain foreign investments expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar ("USD").
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of September 30, 2015 and December 31, 2014:

		September 30, 2015	December 31, 2014
(In thousands)	Balance Sheet Location
Derivatives designated as hedging instruments:
Cross currency swaps (EUR-USD)	Derivative assets, at fair value	$2,194	$250
Forwards (EUR-USD)	Derivative assets, at fair value	249	—
Cross currency swaps (EUR-USD)	Derivative liabilities, at fair value	(20)	—
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(172)	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,352)	(86)
Total		$899	$164
Derivatives not designated as hedging instruments:
Forwards (GBP-USD)	Derivative assets, at fair value	$22	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2015	$2,464	$(1,543)	$—	$921	$—	$—	$921
December 31, 2014	$250	$(86)	$—	$164	$—	$—	$164
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, the Company recorded losses of $0.1 million and $43,000 of ineffectiveness in earnings, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.8 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2015:

(In thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Amount of gain recognized in accumulated other comprehensive income from derivatives (effective portion)	$(1,389)	$972
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(186)	$(283)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$(61)	$(43)
As of September 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (EUR)	6	$151,794	2	$17,139
Interest rate swaps (GBP)	1	17,039	—	—
Total	7	$168,833	2	$17,139
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on property investments in foreign countries which pay rental income, property related expenses and hold debt instruments in currencies other than its functional currency, the USD. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable currency exchange rate for delivery of a specified amount of foreign currency on specified dates. In addition, foreign currency advances of £11.2 million ($17.0 million equivalent based upon the exchange rate as of the date of the advance) were drawn under the Company's Credit Facility to fund individual real estate investments in the respective local currency which were designated as net investment hedges and creates a natural hedge against the equity invested, removing the need for final currency swaps.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

As of September 30, 2015 and December 31, 2014, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	September 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (EUR-USD)	4	$56,021	1	$16,321
Forwards (EUR-USD)	1	10,100	—	—
Total	5	$66,121	1	$16,321
Non-Designated Hedges
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the Pound Sterling ("GBP") and the Euro ("EUR"). The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in earnings. The Company recorded marked-to-market gains of $0.1 million and $21,000 on the non-designated derivatives for the three and nine months ended September 30, 2015, respectively. The Company also recorded gains of $37,000 and losses of $45,000 from over hedging ineffectiveness on the designated net investment hedges for three and nine months ended September 30, 2015, respectively.
As of September 30, 2015 and December 31, 2014, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Forwards (GBP-USD)	10	$1,160	—	$—
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company either defaults or is capable of being declared to be in default on any of its indebtedness, then the Company could also be declared to be in default on its derivative obligation.
As of September 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.7 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

On October 17, 2014, the Company received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of its common stock to its initial investors. As of September 30, 2015, the Company had 11,390,493 shares of common stock outstanding, including shares issued under the DRIP. Total gross proceeds from these issuances were $281.7 million, including proceeds from shares issued under the DRIP.
On October 22, 2014, the board of directors authorized, and the Company declared, dividends payable to stockholders of record each day during the applicable period equal to $0.0048630137 per day. Dividends began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Dividend payments are dependent on the availability of funds. The board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. The first dividend payment was made on December 1, 2014.
Note 9 — Commitments & Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of September 30, 2015, there were no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2015, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of September 30, 2015, an entity controlled by the Sponsor owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2015 and December 31, 2014, the Company had $1.0 million and $1.3 million of payables to affiliated entities for advances received to fund the payment of offering costs, respectively.
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
The following table details total selling commissions and dealer manager fees incurred from and due to the Dealer Manager as of and for the periods presented:

(In thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Payable as of September 30, 2015	Payable as of December 31, 2014
Total commissions and fees from Dealer Manager	$4,909	$22,039	$73	$89
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet. As of September 30, 2015, the Company has not incurred any offering cost reimbursements from the Advisor or the Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of common stock, measured at the end of the IPO. IPO costs in excess of the 2.0% cap as of the

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

end of the IPO are the Advisor’s responsibility. As of September 30, 2015, offering and related costs exceeded 2.0% of gross proceeds received from the offering by $6.1 million.
The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

(In thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Payable as of September 30, 2015	Payable as of December 31, 2014
Fees and expense reimbursements from the Advisor and Dealer Manager	$2,021	$7,579	$730	$1,268
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of September 30, 2015, cumulative offering costs were $37.0 million. As of September 30, 2015, cumulative offering costs, net of unpaid amounts did not exceed the 15.0% threshold.
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
The OP will issue (subject to periodic approval by the board of directors) restricted Class B units in the OP (“Class B units”) to the Advisor for asset management services on a quarterly basis in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets) less (B) any amounts payable as an oversight fee for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as any one of the following events occurs: (i) a listing of the Company's common stock on a national securities exchange; (ii) a transaction to which the Company or the Company's operating partnership is a party, as a result of which OP Units or the Company's common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the Advisor pursuant to the advisory agreement is providing services to us immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Such Class B units will be forfeited immediately if the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. As of September 30, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor will receive distributions on each unvested Class B unit in an amount equal to the distributions rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statements of operations and comprehensive

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

loss until the performance condition is considered probable to occur. During the three and nine months ended September 30, 2015, the Company's board of directors approved the issuance of 28,174 and 41,421 shares of Class B units, respectively.
If the Property Manager, or an affiliate, provide property management and leasing services for properties owned by the Company, the Company will pay fees equal to: (i) with respect to stand-alone, single-tenant net leased properties which are not part of a shopping center, 2.0% of gross revenues from the properties managed and (ii) with respect to all other types of properties, 4.0% of gross revenues from the properties managed.
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
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	September 30, 2015	December 31, 2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$176	$—	$6,093	$—	$170	$—
Financing coordination fees (2)	41	—	2,308	—	—	—
Ongoing fees:
Property management and leasing fees (3)	182	81	272	100	26	—
Distributions on Class B units (4)	14	—	20	—	18	—
Total related party fees and reimbursements	$413	$81	$8,693	$100	$214	$—
___________________________________________________________________________

(1)	These affiliated fees are recorded within acquisition and transaction related costs on the consolidated statements of operations and comprehensive loss.

(2)	These affiliated costs are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of 50% of fees from European assets.

(4)	Balance included in general and administrative expenses in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay dividends to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2015, there were no property operating and general administrative expenses absorbed by our Advisor.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year. This fee will be payable only upon the sale of assets, dividends or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2015.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such commissions were incurred during the three and nine months ended September 30, 2015.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such participation in net sale proceeds became due and payable during the three and nine months ended September 30, 2015.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus dividends exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three and nine months ended September 30, 2015.
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
September 30, 2015
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years.
The following table reflects restricted share award activity for the nine months ended September 30, 2015.

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	2,666	$22.50
Granted	6,665	22.50
Vested	(267)	22.50
Forfeitures	(1,333)	22.50
Unvested, September 30, 2015	7,731	$22.50
Compensation expense related to restricted stock was approximately $13,000 during the nine months ended September 30, 2015 and is recorded as general and administrative expense in the accompanying statements of operations. As of September 30, 2015, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 5 years.
Other Share-Based Compensation
The Company has issued common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were 856 shares of common stock issued in lieu of cash during the nine months ended September 30, 2015 which resulted in additional shared based compensation of $19,000.
Note 13 – Net Loss Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the periods presented:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net loss (in thousands)	$(51)	$(23,060)
Basic and diluted weighted average shares outstanding	10,484,259	6,592,291
Basic and diluted net loss per share	$—	$(3.50)

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company had the following common share equivalents as of September 30, 2015, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

Nine Months Ended September 30, 2015
Unvested restricted stock	7,731
OP Units	90
Class B units	41,421
Total common share equivalents	49,242
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following transactions:
Sales of Common Stock
As of October 31, 2015, the Company had 11.9 million shares of common stock outstanding, including shares issued under the DRIP. Total gross proceeds, net of repurchases, from these issuances were $294.7 million, including proceeds from shares issued under the DRIP. As of October 31, 2015, the aggregate value of all share issuances was $297.6 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to September 30, 2015	October 1, 2015 to October 31, 2015	Total
Common stock	$281,730	$12,933	$294,663
Acquisitions
The following table presents certain information about the properties that the Company acquired subsequent to September 30, 2015:

	Number of Properties	Rentable Square Feet	Base Purchase Price (1)
			(In thousands)
Total Portfolio, September 30, 2015	10	1,618,741	$330,634
Acquisitions	2	671,419	163,799
Total Portfolio, November 16, 2015	12	2,290,160	$494,433
________________________
(1)    Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.
Sponsor Transactions
On November 9, 2015, AR Capital, LLC ("ARC") advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Property Manager. The termination has no effect on the Company's current management team.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, and Apollo announced that they have mutually agreed to amend an agreement (the “RCS Agreement”), dated as of August 6, 2015, pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo.  This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. American National Stock Transfer, LLC and RCS Advisory Services, LLC will remain as subsidiaries of RCS Capital.
Massachusetts Complaint
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with the Advisor and Sponsor . Neither the Company nor the Company's advisor is a named party in the administrative complaint. The Dealer Manager serves as the dealer manager of the IPO and, together with its affiliates, provides certain services to the Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by the Sponsor. The Dealer Manager has previously solicited proxies on behalf of the Company, although the Advisor has determined at this time that the Dealer Manager will no longer provide such services to the Company. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by the parent of the Sponsor but does not specifically refer to any actions taken in connection with any of the Company’s proxy solicitations.
Offering Suspension
On November 15, 2015, the Company’s board of directors, on the advice of the Advisor, authorized the suspension of the IPO effective December 31, 2015. There can be no assurance as to when, or if, the Company will resume the IPO.
Mezzanine Loan
On November 13, 2015, the Company, through a subsidiary entity, entered into a mezzanine loan agreement that provides for aggregate borrowings up to €128.0 million subject to certain conditions. Borrowings under the mezzanine loan are expected to be used, along with cash on hand, to refinance certain existing properties and finance portfolio acquisitions. The mezzanine loan bears interest at 8.25% per annum, payable quarterly, and has maturity date of August 11, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of American Realty Capital Global Trust II, Inc. and the notes thereto. As used herein, the terms "Company," "we," "our" and "us" refer to American Realty Capital Global Trust II, Inc., a Maryland corporation, including, as required by context, to American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. The Company is externally managed by American Realty Capital Global II Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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

•
We may be exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States of America or international lending, capital and financing markets.

Overview
We were incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2015.
On August 26, 2014, we commenced our IPO on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock pursuant to a dividend reinvestment program (the “DRIP”) under which common stockholders may elect to have their dividends reinvested in additional shares of common stock.
On October 17, 2014, we received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of our common stock to our initial investors. We purchased our first property and commenced active operations on December 29, 2014. As of September 30, 2015, we had 11,390,493 shares of common stock outstanding, including shares issued under the DRIP. As of September 30, 2015, total gross proceeds from these issuances were $281.7 million, including proceeds from shares issued under the DRIP.
Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary quarterly and will be equal to the Company’s per share NAV, as determined by our Advisor, plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO.
We sold 8,888 shares of common stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by AR Capital Global Holdings, LLC. (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP Units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no direct employees. Our Advisor has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global II Properties, LLC (the “Property Manager”). The Advisor, Property Manager, Special Limited Partner and the Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties, and have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor has entered into a service provider agreement with Moor Park Capital Global II Advisors Limited (the “Service Provider”). The Service Provider is not affiliated with us, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor’s oversight, certain real estate related services, including sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates solely with respect to investments in Europe. The Dealer Manager serves as the dealer manager of the IPO. Pursuant to the service provider agreement, 50.0% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned to the Service Provider, solely with respect to our foreign investments in Europe. Such fees are deducted from fees paid to the Advisor. The Advisor, Special Limited Partner, Property Manager and Dealer Manager have or will receive fees, dividends and other compensation during the offering, acquisition, operational and liquidation stages.
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
As of September 30, 2015, we included cumulative straight line rents receivable in prepaid expenses and other assets in the balance sheet of $0.4 million. For the three and nine months ended September 30, 2015, our rental revenue included impacts of unbilled rental revenue of $0.2 million and $0.4 million, respectively, to adjust contractual rent to straight line rent.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations and comprehensive income (loss).
As of September 30, 2015, all of our leases for properties in U.S. and foreign countries contain upward adjustments to fair market value every five years or contain capped indexed escalation provisions, but there can be no assurance that future leases on properties in foreign countries will contain such provisions or that such provisions will protect us from all potential adverse effects of inflation.
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
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income (loss). If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.

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
We evaluate the lease accounting for each new property acquired with existing or new lease and reviews for any capital lease criterias. A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
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

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Recently Issued Accounting Pronouncements (Pending Adoption)
See Note 2 — Summary of Significant Accounting Policies for Recently Issued Accounting Pronouncements (Pending Adoption) to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of September 30, 2015:

Portfolio	Acquisition Date	Country	Number of Properties	Rentable Square Feet	Rented Square Feet	Remaining Lease Term (1)

Auchan	Dec. 2014	FR	1	152,235	152,235	7.9
Pole Emploi	Dec. 2014	FR	1	41,452	37,437	7.8
Veolia Water	Feb. 2015	US	1	70,000	70,000	10.3
Sagemcom	Feb. 2015	FR	1	265,309	265,309	8.3
NCR Dundee	Apr. 2015	UK	1	132,182	132,182	11.1
FedEx Freight	May 2015	US	1	68,960	68,960	7.9
DB Luxembourg	May 2015	LUX	1	156,098	156,098	8.2
Grupo Antolin	Jun. 2015	US	1	111,798	111,798	9.8
ING Amsterdam	Jun. 2015	NETH	1	509,369	509,369	9.8
Worldline	Jul. 2015	FR	1	111,338	111,338	8.3
Total			10	1,618,741	1,614,726	9.1
________________________________

(1)	Remaining lease term in years as of September 30, 2015. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

Results of Operations
We were incorporated on April 23, 2014. We purchased our first property and commenced active operations on December 29, 2014, and, as a result, we had no significant operations until fiscal year 2015.
Results of Operations for Three Months Ended September 30, 2015
Rental Income
Rental income was $6.4 million for the three months ended September 30, 2015. Rental income was driven by our properties held at December 31, 2014 and by the acquisition of one additional property since June 30, 2015 with an aggregate base purchase price of $8.8 million.
Operating Expense Reimbursements
Operating expense reimbursements were $0.5 million for the three months ended September 30, 2015. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant.
Property Operating Expenses
Property operating expenses were $0.5 million for the three months ended September 30, 2015. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants.
Operating Fees and Participation to Affiliate
Our Advisor is entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B Units, which will be forfeited unless certain conditions are met. During the three months ended September 30, 2015, the board of directors approved the issuance of 28,174 Class B Units to the Advisor.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended September 30, 2015, property management fees were $0.2 million. The Property Manager elected to waive $0.1 million of the property management fees for the three months ended September 30, 2015.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the three months ended September 30, 2015 were $1.0 million. These expenses are primarily related to acquisition fees, legal fees and other closing costs associated with our purchase of one property with an aggregate purchase price of $8.8 million.
General and Administrative Expenses
General and administrative expenses of $0.8 million for the three months ended September 30, 2015 primarily included board member compensation, insurance expense, state taxes and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense of $2.7 million for the three months ended September 30, 2015 related to our existing properties and acquisition of ten properties since inception with an aggregate base purchase price of $330.6 million, as of the respective acquisition dates. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense of $2.2 million for the three months ended September 30, 2015 related to interest and amortization of deferred financing costs associated with our mortgage notes payable.
Foreign Currency and Interest Rate Impact on Operations
The gains on foreign currency for the three months ended September 30, 2015 of $15,000 reflects the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the three months ended September 30, 2015.
The gains on derivative instruments for the three months ended September 30, 2015 of $69,000 reflect a positive marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro.
The gains on hedges and derivatives deemed ineffective for the three months ended September 30, 2015 were $37,000 relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments at September 30, 2015.

Results of Operations for Nine Months Ended September 30, 2015
Rental Income
Rental income was $10.4 million for the nine months ended September 30, 2015. Rental income was driven by our properties held at December 31, 2014 and by the acquisition of 8 additional properties through September 30, 2015 with an aggregate base purchase price of $296.8 million.
Operating Expense Reimbursements
Operating expense reimbursements were $1.0 million for the nine months ended September 30, 2015. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant.
Property Operating Expenses
Property operating expenses were $1.2 million for the nine months ended September 30, 2015. These costs primarily relate to insurance on our properties, which are generally reimbursable by the tenants.
Operating Fees and Participation to Affiliate
Our Advisor is entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B Units, which will be forfeited unless certain conditions are met. During the nine months ended September 30, 2015, the board of directors approved the issuance of 41,421 Class B Units to the Advisor based upon $22.50 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the nine months ended September 30, 2015, property management fees were $0.3 million. The Property Manager elected to waive $0.1 million of the property management fees for the nine months ended September 30, 2015.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the nine months ended September 30, 2015 were $21.2 million. These expenses are primarily related to acquisition fees, legal fees and other closing costs associated with our purchase of 8 properties with an aggregate purchase price of $296.8 million.
General and Administrative Expenses
General and administrative expenses of $1.6 million for the nine months ended September 30, 2015 primarily included board member compensation, insurance expense, state taxes and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense of $4.8 million for the nine months ended September 30, 2015 related to our existing properties and acquisition of ten properties since inception with an aggregate base purchase price of $330.6 million, as of the respective acquisition dates. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.
Interest Expense
Interest expense of $5.1 million for the nine months ended September 30, 2015 related to interest and amortization of deferred financing costs associated with our mortgage notes payable.
Foreign Currency and Interest Rate Impact on Operations
The losses on foreign currency for the nine months ended September 30, 2015 of $0.7 million reflects the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the nine months ended September 30, 2015.
The gains on derivative instruments for the nine months ended September 30, 2015 of $21,000 reflect a positive marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro.
The losses on hedges and derivatives deemed ineffective for the nine months ended September 30, 2015 were $45,000 relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments at September 30, 2015.

Cash Flows for Nine Months Ended September 30, 2015
The level of cash flows used in operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. During the nine months ended September 30, 2015, cash flow used in operating activities was $13.5 million. Cash flows used in operating activities during the nine months ended September 30, 2015 reflects a net loss of $23.4 million adjusted for non-cash items of $1.1 million (primarily amortization of deferred financing costs, amortization of above/below-market lease assets and share based compensation) and prepaid expenses and other assets of $1.9 million. This net uses of cash was offset by increase in accounts payable and accrued expenses of $4.3 million.
The net cash used in investing activities during the nine months ended September 30, 2015 of $82.3 million related to the acquisition of 8 properties with an aggregate purchase price of $296.8 million.
Net cash provided by financing activities of $191.1 million during the nine months ended September 30, 2015, consisted primarily of proceeds from the issuance of common stock of $246.6 million. These cash flows were partially offset by payments related to offering costs of $30.8 million.
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
On October 17, 2014, we received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of our common stock to our initial investors. We purchased our first property and commenced active operations on December 29, 2014. As of September 30, 2015, the Company had 11,390,493 shares of common stock outstanding, including shares issued under the DRIP. Total gross proceeds from these issuances were $281.7 million, including proceeds from shares issued under the DRIP.
On November 15, 2015, the Company’s board of directors, on the advice of the Advisor, authorized the suspension of the IPO effective December 31, 2015. There can be no assurance as to when, or if, the Company will resume the IPO. See Part II Item 1A — Risk Factors in this Quarterly Report on Form 10-Q for further discussion.
The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. We have not entered into any additional purchase and sale agreements, and there can be no assurance that we will acquire a specific property or other asset. Until required for the acquisition or operation of assets or used for dividends, we will keep the net proceeds of our offering in short-term, low risk, highly liquid, interest-bearing investments.
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
As of September 30, 2015, we had cash and cash equivalents of $97.0 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and dividends to our stockholders.
Generally, we fund our acquisitions through a combination of cash with mortgage or other debt, but we also may acquire assets free and clear of long term mortgage or other indebtedness by paying the entire purchase price for the asset in cash from the net proceeds of our offering or in units of limited partnership interest in the OP. See Note 5 — Mortgage Notes Payable to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
As of September 30, 2015, we have a revolving credit facility that currently permits us to borrow up to $100.0 million. The initial maturity date of the credit facility is January 28, 2017. The credit facility also contains three one-year extension options, subject to certain conditions. See Note 4 — Revolving Credit Facility to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of this facility.
As of September 30, 2015, total outstanding advances under the credit facility were $17.0 million. The unused borrowing capacity, based on the value of the borrowing base properties, as of September 30, 2015 was $83.0 million.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in us exceeding these limits.
We intend to maintain 5% of our NAV in excess of $1 billion in liquid assets that can be liquidated more readily than properties. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. The Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. The board of directors will review the amount and sources of liquid assets on a quarterly basis.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of dividends. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay dividends from cash flow from operations. We do not intend to fund such dividends from offering proceeds, however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, the deferral, suspension and/or waiver of fees and expense reimbursements, to fund dividends, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
Potential future sources of capital include net proceeds from our offering, secured or unsecured financings from banks or other lenders, establishing lines of credit, proceeds from the sale of properties and undistributed cash flow. We have not identified any sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make dividends.
Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.
Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP, across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make dividends to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guideline or the SEC or another regulatory body could standardize the allowable adjustments across the a publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended			Nine Months Ended September 30, 2015
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015
Net loss (in accordance with GAAP)	$(8,219)	$(14,790)	$(51)	$(23,060)
Depreciation and amortization	482	1,535	2,736	4,753
FFO (as defined by NAREIT)	(7,737)	(13,255)	2,685	(18,307)
Acquisition fees and expenses (1)	7,165	13,028	1,035	21,228
Amortization of above- and below-market leases and liabilities, net (2)	55	32	(15)	72
Straight-line rent (3)	(4)	(150)	(246)	(400)
Losses (gains) on foreign currency (4)	468	277	(15)	730
Losses (gains) on derivatives	—	48	(69)	(21)
Losses (gains) on hedges and derivatives deemed ineffective	—	82	(37)	45
MFFO	$(53)	$62	$3,338	$3,347
__________________________

(1)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future dividends, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

Dividends
On October 22, 2014, the board of directors authorized, and the Company declared, a dividend rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0048630137 per day, based on a per share price of $25.00. Dividends began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Dividend payments are dependent on the availability of funds. The board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividends payments are not assured. The first dividend payment was made on December 1, 2014. We intend to accrue and pay dividends on a regular basis. We intend to fund such dividends from cash flow from operations, however, we may have insufficient cash flow from operations available for dividends until we make substantial investments and we can give no assurance that we will pay dividends solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our dividends, our organizational documents permit us to pay dividends from any source, including loans, offering proceeds and our Advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the IPO to fund dividends. Our board of directors will determine the amount of the dividends to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual dividend requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986 (the "Code"). As a result, our dividend rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains.
The following table shows the sources for the payment of dividends to common stockholders for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2015
	March 31, 2015		June 30, 2015		September 30, 2015
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends: (1)
Dividends paid in cash	$426		$1,359		$2,322		$4,107
Dividends reinvested pursuant to the DRIP	254		951		1,971		3,176
Total dividends	$680		$2,310		$4,293		$7,283

Source of dividend coverage:
Cash flows provided by operations (1)	$—	$—	$—	—%	$—	—%	$—	—%
Offering proceeds from issuance of common stock	426	62.6%	1,359	58.8%	2,322	54.1%	4,107	56.4%
Proceeds received from common stock issued under the DRIP	254	37.4%	951	41.2%	1,971	45.9%	3,176	43.6%
Total sources of dividend coverage	$680	100.0%	$2,310	100.0%	$4,293	100.0%	$7,283	100.0%

Cash flows used in operations (GAAP basis) (2)	$(5,852)		$(6,843)		$(848)		$(13,543)

Net loss (in accordance with GAAP)	$(8,219)		$(14,790)		$(51)		$(23,060)
_______________________________

(1)
Dividends amounts for the period indicated above excludes distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the nine months ended September 30, 2015.

(2)	Cash flows used in operations for the nine months ended September 30, 2015 reflect acquisition and transaction related expenses of $21.2 million.

The following table compares cumulative dividends paid to cumulative net loss (in accordance with GAAP) for the period from April 23, 2014 (date of inception) to September 30, 2015:

For the Period from April 23, 2014 (date of inception) to September 30, 2015
(In thousands)
Dividends: (1)
Dividends paid to common stockholders in cash	$4,166
Dividends paid to common stockholders pursuant to DRIP	3,204
Vested restricted stockholders in cash	19
Total dividends paid	$7,389

Reconciliation of net loss:
Revenues	$11,428
Acquisition and transaction-related expenses	(23,146)
Depreciation and amortization	(4,753)
Other operating expenses	(3,470)
Income tax benefit	353
Other non-operating expenses	(5,926)
Net loss (in accordance with GAAP) (2)	$(25,514)
_______________________________
(1) Dividends amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. No distributions related to unvested restricted stock and Class B units were paid for the period from April 23, 2014 (date of inception) to September 30, 2015.
(2) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets and goodwill, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding as of September 30, 2015. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of dividends from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of September 30, 2015, our net tangible book value per share was $10.90. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per share and $23.75 per common share under our DRIP.
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
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2015, we were in compliance with the debt covenants under our loan agreements.
Our Advisor, with approval from our independent board of directors, may seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid.

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
Contractual Obligations
The following table presents our estimated future payments under contractual obligations at September 30, 2015 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable (1)	$223,858	$47,225	$24,839	$151,794	$—
Interest on mortgage notes payable (2)	17,410	6,881	6,375	4,154	—
Principal on credit facility (1)	17,039	—	17,039	—	—
Interest on credit facility (2)	617	465	152	—	—
Total (3) (4)	$258,924	$54,571	$48,405	$155,948	$—
_________________________

(1)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2015, which consisted primarily of the Euro. As of September 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(2)	Interest on debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2015.

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
Election as a REIT
We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2015. We believe that, commencing with such taxable year, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to operate in such a manner to qualify for taxation as a REIT for U.S. federal income tax purposes, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT for U.S. federal income tax purposes. In order to qualify and continue to qualify for taxation as a REIT for U.S. federal income tax purposes, we must, among other things, distribute annually at least 90% of our REIT taxable income, (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding capital gains, and must comply with a number of other organizational and operational requirements. if we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
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

Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor or its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with the Advisor and Sponsor. See Note 14 — Subsequent Events to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
As of September 30, 2015, our total consolidated debt included borrowings under our Credit Facility and secured mortgage financings, with a total carrying value of $240.9 million, and a total estimated fair value of $240.5 million and a weighted average effective interest rate per annum of 3.5%. At September 30, 2015, a significant portion (approximately 90.7%) of our debt either bore interest at fixed rates or were swapped or capped to a fixed rate. The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $4.1 million. Interest rate volatility associated with our unhedged variable-rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our unhedged variable-rate debt assumes an immediate 100 basis point move in interest rates at the beginning of the year with all other variables held constant. A 100 basis point increase in variable interest rates on our variable-rate debt would increase our interest expense by $0.5 million. A 100 basis point decrease in variable interest rates on our variable-rate debt would have an immaterial impact on our interest expense.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dividends paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future dividends with cash flows from operations and may adversely affect your overall return.
Dividends paid from sources other than our cash flows from operations, particularly from proceeds of our offering, reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future dividends with cash flows from operations and may adversely affect your overall return.
Our cash flows used by operations were $13.5 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we paid dividends of $7.3 million, of which $3.2 million, or 43.6%, was funded from proceeds from the issuance of common stock and proceeds from our IPO which were reinvested in common stock issued under the DRIP. The remaining $4.1 million, or 56.4%, was funded with proceeds from issuance of common stock. During the nine months ended September 30, 2015 cash flow from operations included an increase in accounts payable and accrued expenses of $4.3 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2015, there would have been $4.3 million less in cash flow from operations available to pay dividends. Using offering proceeds to pay dividends, especially if the dividends are not reinvested through our DRIP, reduces cash available for investment in assets and other purposes and reduces our per share stockholder equity. We may continue to use the net offering proceeds to fund dividends.
We may not generate sufficient cash flows from operations to pay dividends. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund dividends, we may use the proceeds from our IPO. Moreover, our board of directors may change our dividend policy, in its sole discretion, at any time. dividends made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividends that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding dividends from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding dividends with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding dividends from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third party investors. Payment of dividends from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the dividends payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
Our IPO will be suspended effective December 31, 2015, and we may not be able to obtain the additional capital we require from other sources.
On November 15, 2015, our board of directors, on the advice of our Advisor, authorized the suspension of our IPO effective December 31, 2015. There can be no assurance as to when, or if, we will resume our IPO. There also can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares of common stock through the DRIP, to fund our operating and capital needs, including cash required to fund repurchases under our SRP. We have also funded a substantial portion of the distributions to our stockholders from proceeds from our IPO. While we currently expect to fund dividends from existing operations, there can be no assurance that we can do so. There is no assurance will be able to generate sufficient cash flows from alternative sources to continue paying distributions at the current rate. Moreover, if we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted.

Failure to fund closing consideration could cause us to be in default under certain pending acquisition agreements and, as a result, to forfeit all or a part of the $7.5 million in aggregate deposits made but not yet used. In addition, our failure to raise adequate capital to successfully implement our investment strategy or achieve portfolio diversification, due to the suspension of this offering or for any other reason, could adversely impact the value of an investment in our common stock.
Recent allegations of fraudulent proxy solicitations by the Dealer Manager have led to the temporary suspension of a substantial portion of the selling agreements of the Dealer Manager with broker-dealers participating in our IPO and may otherwise adversely impact the ability of the Dealer Manager to successfully conduct our IPO.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager alleging fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by the parent of our Sponsor. Neither we nor our Advisor is a named party in the administrative complaint. This complaint seeks, in part, the revocation of the broker-dealer registration of the RCS in Massachusetts. the Dealer Manager serves as the dealer manager of our IPO and, together with its affiliates, provides certain services to us and to the Advisor. As a result of the filing of this complaint, the Advisor has determined at this time that the Dealer Manager will no longer provide us with proxy services. Further, the Dealer Manager has advised us that broker-dealer firms participating in our IPO which represent a significant portion of the selling group, including Cetera Financial Group and its affiliates (an affiliate of the Dealer Manager), have temporarily suspended their selling agreements. We cannot predict the length of time these suspensions will continue, whether additional suspensions will occur or whether any broker-dealer firm that has suspended its selling agreement will lift the suspension.
On November 15, 2015, our board of directors, on the advice of the Advisor, authorized the suspension of our IPO effective December 31, 2015. There can be no assurance as to when, or if, we will resume our IPO. During the period our IPO is ongoing, the suspension of selling agreements as well as any other consequences, such as reputational harm to the Dealer Manager or the Sponsor, resulting from the filing of this complaint, direct or indirect, may have a material adverse effect on the amount of capital we may raise in our IPO.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the nine months ended September 30, 2015.
On October 17, 2014, we received and accepted subscriptions in excess of $2.0 million of common stock, broke escrow and issued shares of our common stock to our initial investors. We purchased our first property and commenced active operations on December 29, 2014. As of September 30, 2015, we had 11,390,493 shares of common stock outstanding, including shares issued under the DRIP. Total gross proceeds from these issuances were $281.7 million, including proceeds from shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

For the Period from April 23, 2014 (date of inception) to September 30, 2015
(In thousands)
Selling commissions and dealer manager fees	$25,287
Other offering costs	11,744
Total offering costs	$37,031
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

For the Period from April 23, 2014 (date of inception) to September 30, 2015
(In thousands)
Total commissions paid to the Dealer Manager	$25,287
Less:
Commissions to participating brokers	(16,815)
Reallowance to participating broker dealers	(2,916)
Net to the Dealer Manager	$5,556
As of September 30, 2015, cumulative offering costs included $25.3 million incurred from the Advisor and the Dealer Manager to reimburse offering costs incurred. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2015.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2015, we have used $115.7 million of net proceeds from our IPO and $242.4 million of debt financing to purchase 10 properties with an aggregate base purchase price of $330.6 million and acquisition, financing and other related costs of $27.5 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the nine months ended September 30, 2015.
Recent Sale of Unregistered Securities
On February 11, 2015, April 17, 2015 and July 13, 2015, we issued 1,333, 1,333 and 3,999 shares of restricted stock, respectively, that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 9, 2015, AR Capital, LLC ("ARC") advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Property Manager. The termination has no effect on the Company's current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, and Apollo announced that they have mutually agreed to amend an agreement (the “RCS Agreement”), dated as of August 6, 2015, pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo.  This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. American National Stock Transfer, LLC and RCS Advisory Services, LLC will remain as subsidiaries of RCS Capital.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with the Advisor and Sponsor . Neither the Company nor the Company's advisor is a named party in the administrative complaint. The Dealer Manager serves as the dealer manager of the IPO and, together with its affiliates, provides certain services to the Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by the Sponsor. The Dealer Manager has previously solicited proxies on behalf of the Company, although the Advisor has determined at this time that the Dealer Manager will no longer provide such services to the Company. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by the parent of the Sponsor but does not specifically refer to any actions taken in connection with any of the Company’s proxy solicitations.
On November 13, 2015, the Company, through a subsidiary entity, entered into a mezzanine loan ("Mezzanine Loan") agreement that provides for aggregate borrowings up to €128.0 million subject to certain conditions. Borrowings under the Mezzanine Loan are expected to be used, along with cash on hand, to refinance certain existing properties and finance portfolio acquisitions. The Mezzanine Loan bears interest at 8.25% per annum, payable quarterly, and has maturity date of August 11, 2017.
The description of the Mezzanine Loan in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the Mezzanine Loan agreement attached as Exhibit 10.24 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
On November 15, 2015, the Company’s board of directors, on the advice of the Advisor, authorized the suspension of the IPO effective December 31, 2015. There can be no assurance as to when, or if, the Company will resume the IPO.
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
Patrick J. Goulding
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 16, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.2 (1)	Amended and Restated Agreement of Limited Partnership of American Realty Capital Global II Operating Partnership, L.P., dated August 10, 2015.
10.22 *	Agreement for Sale and Purchase of Freehold Property, dated July 17, 2015, between 4 Charity Foundation and ARC FWREAUK001, LLC.
10.23 *
Sterling Term Facility Agreement, dated October 21, 2015, among ARC FWREAUK001, LLC, as Borrower, The Royal Bank of Scotland International Limited, as Arranger, Agent, Security Agent and Account Bank, and the lenders party thereto.

10.24 *
Mezzanine facility agreement, dated November 13, 2015, among ARC Global II (Midco) S.À.R.L, as Borrower, M&G Investment Management Limited, as Arranger, and CBRE Loan Servicing Limited, as Agent and Security Agent.

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust II, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

_________________________________________
(1)    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015.
*    Filed herewith