Form 10-K
period 2015-12-31
American Realty Capital Global Trust II, Inc.
filed 2016-03-22
CIK 1609865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, there were 9,152,328 shares of the registrant's common stock held by non-affiliates of the registrant.
On February 29, 2016, the registrant had 12,313,367 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

FORM 10-K
Year Ended December 31, 2015

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements, including statements regarding the intent, belief or current expectations of American Realty Capital Global Trust II, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some, but not all, of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Global II Advisors, LLC (the “Advisor”), and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other AR Global- advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

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

•
Our primary initial public offering ("IPO") raised substantially less proceeds than expected and we do not expect to raise additional proceeds in our IPO. As a result, our portfolio will be less diversified than previously planned and we may suffer other materially adverse consequences.

•	We are obligated to pay fees that may be substantial to our Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We may be unable to raise additional debt or equity financing on attractive terms or at all.

•	Adverse changes in exchange rates may reduce the value of our properties located outside of the United States.

•
We have paid distributions from proceeds from our primary offering, which is now suspended and we do not expect to raise additional proceeds from our primary offering, we may be unable to pay future distributions at the same rate.

•	Our IPO was suspended effective December 31, 2015, and we may not be able to obtain the additional capital we require from other sources.

•
We have not generated cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at unfavorable rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our distributions. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

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

•
We may fail to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect our operations and would reduce our NAV and cash available for distributions.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A — Risk Factors of this annual reports on Form 10-K.

PART I
Item 1. Business.
We were incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2015.
On August 26, 2014, we commenced our IPO on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share ("Common Stock"), at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549), (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 26.3 million shares of Common Stock pursuant to a distribution reinvestment plan (the “DRIP”)
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. As of December 31, 2015, we owned 16 net leased commercial properties consisting of 4.2 million rentable square feet. Based on original purchase price, 4.5% of the our properties are located in United States (U.S.), 55.1% are located in continental Europe and 40.4% are located in the United Kingdom. The properties were 99.9% leased, with a weighted average remaining lease term of 9.0 years.
On November 15, 2015, we announced the suspension of our IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performs pursuant to the dealer manager agreement for the IPO, effective immediately. We purchased our first property and commenced active operations on December 29, 2014. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that we will resume the IPO. We registered $3.125 billion in shares of Common Stock for sale in our IPO and, through December 31, 2015, we sold 12.2 million shares of Common Stock outstanding, including shares issued pursuant to our IPO and our DRIP for $302.7 million in gross proceeds, all of which had been invested or used for other operating purposes.
On December 31, 2015, we registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3 (File No-333-208820).
Until the NAV pricing date (as described below) the per share purchase price for shares issued under the DRIP will be equal to $23.75 per share. Beginning with the NAV pricing date (as described below), the per share price for shares under the DRIP will vary quarterly and will be equal to our per share NAV, as determined by our Advisor. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO.
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
Our Former Dealer Manager served as the dealer manager of our IPO and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
We have no direct employees. Our Advisor has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global II Properties, LLC (the “Property Manager”). The Advisor, Property Manager and Special Limited Partner are under common control with the parent of the Sponsor, as a result of which they are related parties, and have received and will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor has entered into a service provider agreement with an independent third party, Moor Park Capital Global II Advisors Limited (the “Service Provider”). The Service Provider is not affiliated with us, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor’s oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned by the Advisor or Property Manager, as applicable, to the Service Provider, solely with respect to our foreign investments in Europe.
Investment Strategy
Our investment strategy is to acquire a portfolio of commercial properties that is diversified in terms of geography, industry, and tenants. We seek to:

•	support a stable dividend by generating stable, consistent cash flow by acquiring properties with, or entering into new leases with, long lease terms;

•	facilitate dividend growth by acquiring properties with, or entering into new leases with, contractual rent escalations or inflation adjustments included in the lease terms; and

•
enhance the diversity of our asset base by continuously evaluating opportunities in different geographic regions of the U.S. and Europe, leveraging the market presence of our Advisor in the U.S. and our Service Provider in the United Kingdom and Continental Europe.

Acquisition and Investment Policies
Primary Investment Focus
We focus on acquisitions of net lease properties with existing net leases or we acquire properties pursuant to sale-leaseback transactions. We may in the future acquire or originate real estate debt such as first mortgage debt loans but may also include bridge loans, mezzanine loans, preferred equity or securitized loans. As of December 31, 2015, we have not invested in any bridge loans, mezzanine loans, preferred equity or securitized loans.
As of December 31, 2015, we owned 16 properties, including three properties located in the United States, three properties located in the United Kingdom, and ten properties located across continental Europe.
Investing in Real Property
When evaluating prospective investments in real property, our management, our Advisor and, with respect to foreign investments, our Service Provider, consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor and our Service Provider have substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants from which we derived more than 10% of our consolidated annualized rental income on a straight-line basis for the years ended December 31, 2015 and 2014:

	December 31,
Tenant	2015	2014
Foster Wheeler	25.2%	—%
ING Amsterdam	17.1%	—%
Harper Collins	15.4%	—%
Sagemcom	10.9%	—%
Auchan	*	59.5%
Pole Emploi	*	40.5%
___________________________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any major tenant may have a material adverse effect on revenues.

Opportunistic Investments
We believe that our Advisor’s and our Service Provider’s presence in the commercial real estate marketplace may present attractive opportunities to invest in properties other than long-term net leased properties, such as partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases. In addition, we may acquire or originate investments in commercial real estate-related debt. Real estate-related debt investments include first mortgage loans, subordinated interests in first mortgage loans and mezzanine loans related to commercial real estate. We may also invest in real estate-related securities issued by real estate market participants such as real estate funds or other REITs. Real estate-related securities include commercial mortgage-backed securities ("CMBS"), preferred equity and other higher-yielding structured debt and equity investments. Investments in these opportunistic investments would be subject to maintaining the requirements for continued qualification as a REIT and the requirements for our exemption from the Investment Company Act of 1940. As of December 31, 2015, we are not invested in any of these types of opportunistic investments.
Acquisition Structure
We acquire properties through the OP and its subsidiaries. We have acquired properties through asset purchases and through purchases of the equity of entities owning properties. We typically acquire fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights) and leasehold interests (a “leasehold interest” a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease).
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments, provided these investments would not cause us to be required to register as an "investment company" under the Investment Company Act.
Financing Strategies and Policies
As of December 31, 2015, we had $28.6 million and $136.8 million drawn on our revolving credit facility with Barclays Bank PLC (the “Credit Facility”) and mezzanine facility with M&G Investment Management Limited (the "Mezzanine Facility"), respectively. On March 11, 2016, we terminated our Credit Facility agreement and repaid the outstanding amount under the Credit Facility in full. The Credit Facility bore interest at a floating rate and fixed rate borrowings after considering interest rate swaps in place and Mezzanine Facility bears interest at fixed rate (see Note 4 — Revolving Credit Borrowings to our audited consolidated financial statements in this Annual Report on Form 10-K for credit borrowings and interest rates details). In addition, we have various mortgage loans outstanding, which are secured by our properties. Our mortgage loans typically bear interest at margin plus a floating rate which is mostly fixed through interest rate swap agreements (see Note 5 — Mortgage Notes Payable to our audited consolidated financial statements in this Annual Report on Form 10-K for mortgage loans in respective currencies and interest rates details).
We typically obtain financing for acquisitions and investments at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. Our existing mortgage loans are with floating interest rates which are fixed through swaps. Loans secured by properties in Europe are typically Euro-denominated, and loans secured by properties in the U.K. are primarily Pound Sterling-denominated. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but we do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. As of December 31, 2015, our aggregate borrowings were equal to 72.1% of the aggregate purchase price of assets.
We will not borrow from our Advisor or its affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties, based on the terms of such loans between affiliated parties in comparison to the terms of loans in comparable amounts and for equivalent acquisitions that we have borrowed from, or that are available from, third-parties.
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

Tax Status
We qualified to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for our taxable year ended December 31, 2015. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT for U.S. federal income tax purposes, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT for U.S. federal income tax purposes. In order to qualify and continue to qualify for taxation as a REIT for U.S. federal income tax purposes, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), determined without regard for the deduction for distributions paid and excluding capital gains, and must comply with a number of other organizational and operational requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT for U.S. federal income tax purposes, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.
Competition
The commercial real estate market is highly competitive. We compete for tenants in all of our markets with other owners and operators of real estate. Factors affecting competition for tenants include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Competition may have a material effect on our occupancy levels, rental rates and on the operating expenses of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include Global Net Lease, Inc. ("GNL"), a REIT sponsored by our Sponsor with substantially the same investment strategy as us, other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our company. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay investments in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain distributions to stockholders.
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

Employees
As of December 31, 2015, we had no employees. Instead, the employees of the Service Provider, Property Manager, Advisor, and other affiliates of our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services.
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
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our IPO. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.arcglobaltrust2.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to Our Properties and Operations
Various risks and uncertainties, including the conditions listed below, could have a material adverse effect on our results of operations, financial condition, business, ability to pay distributions, and the value of an investment in us. The list below is not exhaustive.
We are dependent on our Advisor and our Property Manager and our Service Provider to provide us with executive officers, key personnel and all services required for us to conduct our operations and our operating performance may be impacted by any adverse changes in the financial health or reputation of our Advisor or our Service Provider.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor and our Property Manager. We depend on our Advisor, our Property Manager and our Service Provider to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the management of our Company, subject to the supervision of, and any guidelines established by, our board of directors.
Our success depends to a significant degree upon the contributions of our executive officers. Our executive officers are also executive officers of a traded REIT with similar investment objectives to ours which is sponsored and advised by entities under common control with our Sponsor and our Advisor. Competition for such skilled personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel capable of meeting the needs of our business. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor, and the loss of any of these key personnel could cause our operating results to suffer. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel. Moreover, any adverse changes in the financial health of our Advisor, our Property Manager or our Service Provider could negatively impact their ability to supply us with the key personnel necessary for successful operations.
In addition, our Advisor and our Service Provider depend upon the fees and other compensation that it receives from us in connection with the management of our business and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our Advisor or our Service Provider could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or our Service Provider or their respective affiliates or other companies advised by our Advisor or our Service Provider or their respective affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.

Our IPO has raised substantially less proceeds than expected and it is not likely that we will resume our IPO. As a result, our portfolio will be less diversified than previously planned and we may suffer other materially adverse consequences.
Our investment objectives were originally premised on the amount of proceeds we expected to raise in the IPO. We registered $3.125 billion in shares of Common Stock for sale in our IPO and, through December 15, 2015, we have received $302.7 million in gross proceeds from sales of Common Stock in our primary offering. Our IPO has been suspended and it is not likely that we will resume our IPO. As of December 31, 2015, we had used all of our net proceeds from our IPO which has been invested or used for other purposes. To the extent we raised less proceeds than registered, it could adversely affect our ability to achieve our original investment objectives. We will make fewer investments than we would if we were continuing to raise proceeds in the IPO, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. As a result, the likelihood of our profitability being affected by the performance of any one of our investments is increased. Your investment in our shares is subject to greater risk to the extent that we lack a diversified portfolio of investments.
In addition, to the extent that we raised less proceeds than expected in our IPO, our fixed operating expenses as a percentage of gross income, our financial condition and our ability to pay distributions could be adversely affected.
We had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. We believe we will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015 and recognized the impairment charge in earnings included within general and administrative expenses on our consolidated statements of operations and comprehensive loss. In addition, our failure to raise adequate capital to successfully implement our investment strategy or achieve portfolio diversification, due to the suspension of our IPO or for any other reason, could adversely impact the value of an investment in our Common Stock.
Because we have paid 55.1% of our distributions from proceeds from our IPO, which is now suspended and unlikely to be resumed, we may be unable to pay future distributions at the same rate.
It is not likely that we will resume our IPO. As of December 31, 2015, we have paid 55.1% of our distributions from proceeds from our IPO. There can be no assurance that we will generate sufficient cash from our operations in the future to increase our distributions. As a result, we may be unable to pay future distributions at the same rate as we have previously paid distributions. We may pay distributions that exceed our funds from operations ("FFO") as defined by NAREIT, a non-GAAP measure that we use as a performance measure.
Our cash flows used in operations were $27.9 million for the year ended December 31, 2015, and we have had negative cash flows from operations since our inception, in April 2014. During the year ended December 31, 2015, we paid distributions of $12.5 million, of which $5.6 million, or 44.9%, was reinvested in shares of our Common Stock pursuant to the DRIP. Of the $12.5 million, $6.9 million, or 55.1%, was funded with proceeds from the issuance of Common Stock.
We may not generate sufficient cash flows from operations to fully pay distributions, and our ability to use cash flows from operations to pay distributions in the future may also be adversely impacted by our substantial indebtedness. Our board of directors may change our distribution policy, in its sole discretion, at any time, especially if the distributions paid in any particular period exceed our FFO. Distributions in excess of FFO may indicate that the level of distributions may not be sustainable going forward. Distributions funded from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.
Because distributions have been funded with proceeds from our IPO and the IPO has been suspended, we have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our DRIP may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our Common Stock or securities convertible or exercisable into shares of our Common Stock to third-party investors. We expect to partially fund distributions from proceeds from the DRIP, which will reduce the funds available for acquisitions and for general corporate purposes. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
We may be unable to identify and successfully complete acquisitions and even if acquisitions are identified and completed, we may fail to operate successfully acquired properties, which could materially and adversely affect us and impede our growth.
As of December 31, 2015, we owned 16 properties. Our ability to identify and acquire additional properties on favorable terms and successfully operate or redevelop them may be exposed to the following significant risks:

•
even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction and other conditions that are not within our control, which may not be satisfied, and we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all;

•
acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;

•
we may be unable to integrate quickly and efficiently new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected vacancy rates and lower than expected rental rates;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete; and

•	acquired properties will be subject to the real property risks described under "General Risks Related to Investments in Real Estate."
Acquired properties may expose us to unknown liability, which could adversely affect our results of operations, cash flow and the market value of our securities.
We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations, cash flow and the market value of our securities. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors, or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has invested $0.2 million in us through the purchase of 8,888 shares of our Common Stock at $22.50 per share. Neither our Sponsor nor any affiliate may sell this initial investment while our Sponsor remains a sponsor but may transfer the shares to other affiliates. Since our Sponsor does not have a significant investment in our equity, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.
Because no public trading market for our shares currently exists, it will be difficult for you to sell your shares and, if your are able to sell your shares, it will likely be at a substantial discount to the public offering price.
Our charter neither requires our directors to seek stockholder approval to liquidate our assets by a specified date, nor does it require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of outstanding shares of our capital stock and more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our capital stock, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from purchasing your shares. Further, our board of directors could amend, suspend or terminate our share repurchase program ("SRP") upon thirty days’ notice in its sole discretion. The SRP includes numerous restrictions that limit our stockholders' ability to sell their shares, including limits on the total number of shares that may be repurchased in a given year, and our board of directors has the right to reject any request for repurchase. Therefore, it is difficult for you to sell your shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees of the Advisor and its affiliates may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result inour incurring excess, our incurring excess costs, and divert our management’s attention away from most effectively managing our investments, which could, among other things, result in us being sued and incurring litigation-associated costs in connection with the internalization transaction. Although our charter and advisory agreement provide that no compensation or remuneration will be payable by us or our operating partnership to our advisor or any of its affiliates in connection with any internalization (an acquisition of management functions by us from our advisor), an internalization will not create any right to any assets, intellectual property, personnel or pipeline of assets of the advisor or its affiliate.
If our Advisor or our Service Provider loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and our Service Provider, each of whom would be difficult to replace. We do not, and nor do our Advisor or our Service Provider, have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us, our Advisor or our Service Provider. If any of our key personnel were to cease their affiliation with our Advisor or our Service Provider, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of our executive officers or any other person. We believe that our future success depends, in large part, upon the ability of our Advisor and our Service Provider to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and there can be no assurance that our Advisor and our Service Provider will be successful in attracting and retaining such skilled personnel. If our Advisor or our Service Provider loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. However, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to you.

Commencing with such time as we estimate our NAV, your purchase price under the DRIP and the repurchase price per share under our SRP will be based on our per share NAV, which will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our per share NAV may not reflect the amount that you might receive for your shares in a market transaction and you may not know the per share NAV at the time of purchase.
Our Advisor will estimate NAV utilizing the market value of our assets and liabilities, many of which may be illiquid. In estimating NAV, our Advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our Advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer’s conclusions. If in the Advisor’s opinion the appraisals prepared by the independent valuer are materially higher or lower than the Advisor’s determinations of value, the Advisor will discuss the appraisals with the independent valuer, and may submit the appraisals to a valuation committee comprised of our independent directors, which will review the appraisals, and make a final determination of value. Although the appraisals of our real estate portfolio by the independent valuer will be approved by the board of directors, the valuations may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the selling or non-selling stockholders or purchasers. Investors may not know the per share NAV at which they will purchase shares at the time that they submit a purchase order. Furthermore, there are no rules or regulations specifically governing what components may be included in estimating NAV to ensure there is consistency. Therefore, investors should pay close attention to the components used to estimate NAV and should be aware that the estimates of NAV may not accurately reflect the value of our assets or an investment in our shares.
It may be difficult to accurately reflect material events that may impact our NAV between valuations and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent valuer will calculate estimates of the market value of our principal real estate and real estate-related assets, and our Advisor will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. Our Advisor is ultimately responsible for determining the NAV per share. Because each property will only be appraised annually and we will only update NAV periodically, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published NAV per share may not fully reflect changes in value that may have occurred since the prior period's estimation of NAV. Furthermore, our independent valuer and Advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between quarters, or to obtain timely complete information regarding any such events. Therefore, the NAV per share published before the announcement of an extraordinary event may differ significantly from the NAV that takes into account the extraordinary event. Any resulting disparity may benefit the repurchasing or non-repurchasing stockholders or purchasers.
We rely significantly on major tenants and therefore are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2015, we derived 5.0% or more of our consolidated annualized rental income on a straight-line basis from the following six major tenants or their affiliates:

Tenant	Number of Properties	December 31, 2015
Foster Wheeler	1	25.2%
ING Amsterdam	1	17.1%
Harper Collins	1	15.4%
Sagemcom	1	10.9%
DB Luxembourg	1	9.5%
ID Logistics I & II	3	6.1%

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
If we have a concentration of our properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. As of December 31, 2015, we derived 5.0% or more of our consolidated annualized rental income on a straight-line basis from the following countries and/or states:

Country	December 31, 2015
United Kingdom	42.7%
France	24.2%
The Netherlands	17.1%
Luxembourg	9.5%
Total	93.5%
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
As of December 31, 2015, based on original purchase price, 95.5% of our properties are located in Europe, primarily in the United Kingdom, Germany, France, The Netherlands and Luxembourg and 4.5% of our properties are located in the U.S. We may also make additional investments in Europe or elsewhere. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose several risks, including the following:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

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
Any investments we make outside the United States subjects us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Revenues generated from properties or other real estate investments we acquire or ventures we enter into involving assets located in markets outside of the United States are generally denominated in the local currency. We also typically borrow in local currencies when we purchase properties outside the Unites States. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.
Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT.
Foreign exchange rates may be influenced by many factors, including:

•	changing supply and demand for a particular currency;

•
monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or an investment by residents of a country in other countries);

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
The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the European, U.S. and global financial markets generally.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon global economic conditions. Despite improvements in the global economy, uncertainty remains as to the extent and timing of further recovery. Issues with the instability of credit and financial markets, actions by governments or central banks, weak consumer confidence in many markets and geopolitical or economic instability in certain countries continues to put pressure on European economies. Instability or volatility of certain countries in the European Union may create risks for stronger countries within the European Union and globally. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse economic conditions could harm our business and financial condition by, among other factors, reducing the value of our existing investments, limiting our access to debt and equity capital and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our investments and further reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of investments that result in losses, including delinquencies, non-performing investments and a decrease in the value of our property, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment. Our revenue from our properties could diminish significantly.

Continuing concerns regarding European debt, market perceptions concerning the instability of the Euro and recent volatility and price movements in the rate of exchange between the U.S. dollar and the Euro could adversely affect our business, results of operations and financing.
Concerns persist regarding the debt burden of certain Eurozone countries and their potential inability to meet their future financial obligations, the overall stability of the Euro and the suitability of the Euro as a single currency, given the diverse economic and political circumstances in individual Eurozone countries and recent declines and volatility in the value of the Euro. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. Should the Euro dissolve entirely, the legal and contractual consequences for holders of Euro-denominated obligations would be uncertain. Such uncertainty would extend to, among other factors, whether obligations previously expressed to be owed and payable in Euros would be re-denominated in a new currency (with considerable uncertainty over the conversion rates), what laws would govern and which country’s courts would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our Euro-denominated investments and obligations.
Furthermore, market concerns about economic growth in the Eurozone relative to the United States and speculation surrounding the potential impact on the Euro of a possible Greek or other country sovereign default and/or exit from the Eurozone may continue to exert downward pressure on the rate of exchange between the U.S. dollar and the Euro, which may adversely affect our results of operations.
Inflation in foreign countries may have an adverse effect on our investments.
Certain countries have in the past experienced extremely high rates of inflation. Governmental measures to curb inflation, coupled with actual inflation and public speculation about the possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future. High inflation could cause our revenue from leases that do not contain indexed escalation provisions to decline and erode the value of long-term leases. High inflation in the countries in which we purchase real estate or make other investments could also increase our expenses, and we may not be able to pass these increased costs onto our tenants. An increase in our expenses or a decrease in our revenues could adversely impact our results of operations.
Conversely, the current low inflation across Europe has raised the fear of deflation, or an outright decline in prices. Deflation can lead to a negative cycle where consumers delay purchases in anticipation of lower prices, causing businesses to stop hiring and postpone investments as sales weaken. Deflation would have a serious impact on economic growth and may prove difficult to reverse, as evidenced by countries such as Japan, which has struggled with deflation for much of the past two decades. Countries in the Euro zone, particularly in the periphery, have faced a difficult economic environment due to sovereign, institutional and financial crises. The fragile economic stability of the Euro zone could be severely impacted by deflationary tendencies.
A high concentration of tenants of our properties in a similar industry magnifies the effects of downturns in that industry and would have a disproportionate adverse effect on the value of our investments.
If tenants of our properties are concentrated in a certain industry category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. For the year ended December 31, 2015, the following industries had concentrations of properties where annualized rental income on a straight-line basis represented 5% or greater of our consolidated annualized rental income on a straight-line basis:

Tenant Industry	Number of Properties	December 31, 2015
Financial Services	2	26.6%
Engineering	1	25.2%
Publishing	1	15.4%
Telecommunications	1	10.9%
Logistics	3	6.1%
Any adverse situation that disproportionately affects the industries listed above may have a magnified adverse effect on our portfolio.

Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber incidents, or a deficiency in cyber security.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants and investors generally.
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

Risks Related to Conflicts of Interest
We will be subject to conflicts of interest arising out of relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Sponsor faces conflicts of interest relating to the acquisition of assets and leasing properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce your overall investment return.
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor and our Property Manager to identify suitable investment opportunities for us. Several of the key real estate professionals of our Advisor are also the key real estate professionals at other public programs of the parent of our Sponsor. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of our Sponsor. For example, GNL seeks, like us, to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties, in the U.S. and Europe. The investment opportunity allocation agreement we expect to enter into with GNL may result in us not being able to acquire separate properties identified by our Advisor and its affiliates.
We and other programs sponsored directly or indirectly by the parent of our Sponsor also rely on these real estate professionals to supervise the property management and leasing of properties. Our executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on your investment.
We may enter into joint ventures with other AR Global-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which AR Global-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Because our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, our Sponsor, and our Service Provider and their officers and employees, and certain of our executive officers, directors and other key personnel face conflicts of interest related to the positions they hold with affiliated entities and competing demands relating to their time, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Our Advisor, our Sponsor, and any service provider and their officers and employees, and certain of our executive officers, directors and other key personnel and their respective affiliates are sponsors, general partners and key personnel of other real estate programs, including other AR Global-sponsored real estate programs, with investment objectives and legal and financial obligations similar to ours, and may have other business interests as well. Our executive officers, including Scott J. Bowman, our chief executive officer and president and Timothy Salvemini, our chief financial officer, treasurer and secretary, are also officers of our Advisor, our Property Manager, and other affiliated entities, and of other real estate programs sponsored by AR Global. As a result, these individuals have competing demands on their time and resources, which may lead to conflicts of interest in allocating their time between our business and other activities, and owe fiduciary duties to other entities and their stockholders and limited partners, which may conflict with the duties that they owe to us and our stockholders. Their loyalties to other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (a) allocation of new investments and management time and services between us and the other entities; (b) our purchase of properties from, or sale of properties to, affiliated entities; (c) the timing and terms of the investment in or sale of an asset; (d) development of our properties by affiliates; (e) investments with affiliates of our Advisor; (f) compensation to our Advisor; and (g) our relationship with our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
In addition, some of the other AR Global-sponsored REITs have registration statements that became effective in the past twelve months. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our Company with respect to, among other things, selling our shares, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on the experience of the parent of our Sponsor, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor (including our European Service Provider) and its affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the advisory agreement, even for poor performance by our Advisor.
Under our advisory agreement, our Advisor or its affiliates and any service provider (including our European Service Provider) pursuant to agreements entered into with our Advisor will be entitled to fees that, in some cases, are based on the purchase price of the properties acquired, which may create an incentive for our Advisor or our Service Provider to accept a higher purchase price or purchase assets that may not be in the best interest of our stockholders. Furthermore, because neither our Advisor nor our Service Provider maintains a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s or Service Provider’s interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor or our Service Provider could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor or our Service Provider to fees or distributions. The potential to earn these fees or receive these distributions could result in our Advisor or our Service Provider recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor or our Service Provider to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
Moreover, our advisory agreement will require us to pay a termination fee to our Advisor or its affiliates if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds (a substantial portion of which may be paid to a service provider). To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. Similarly, because this distribution will still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.
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
Risks Related to Our Corporate Structure and Common Stock
We may be unable to maintain or increase distributions to you over time, which could adversely affect the return on your investment.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and FFO. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot give any assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from the properties will increase, or that future acquisitions of properties real estate-related debt or real estate-related securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely effect your investment.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our you.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively and retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our Common Stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to you.
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
We disclose FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and modified funds from operations ("MFFO"). These are non-GAAP financial measures, and are not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and disclose FFO as defined by NAREIT and MFFO. FFO and MFFO are non-GAAP financial measures and are not equivalent to our net income or loss or cash flow from operations as determined under GAAP. Stockholders should consider GAAP measures to be more relevant to evaluating our operating performance or our ability to pay distributions. FFO and MFFO and GAAP net income or loss differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially with respect to the impact of acquisition expenses. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider MFFO as alternatives to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.
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
Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to you.
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
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
We conduct, and intend to continue conducting, our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. “Investment securities” excludes (A) government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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
Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
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
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the "JOBS Act"). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our Common Stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board (the "PCAOB"), after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our Common Stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

You are bound by the majority vote on matters on which you are entitled to vote, and therefore, your vote on a particular matter may be superseded by the vote of others.
Your may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, you will be bound by the majority vote on matters requiring approval of stockholders entitled to cast a majority of all the votes entitled to be cast even if you do not vote with the majority on any such matter.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investments.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders except as set forth in our charter. As a result, the nature of your investment could change without your consent.
Your interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the NAV of our shares.
The prices we may pay for shares repurchased under our SRP may exceed the NAV of the shares at the time of repurchase, which may reduce the NAV of the remaining shares.
We established the offering price on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.
Our board of directors has arbitrarily determined the price of the shares offered in our IPO and did not base the offering price on any relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation and there is no established trading market for the shares, the offering price is not indicative of the proceeds that you would receive upon liquidation.
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors' interest .
Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors' interests.
Your interest in us will be diluted if we issue additional shares, which could adversely affect the value of your investment.
Existing stockholders and potential investors in our IPO or any future offerings do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as Common Stock and 50.0 million million are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other class or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Stockholders will suffer dilution (both percentage interest and potential economic dilution) of their equity investment in us, if we: (a) sell shares in our IPO or sell additional shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into shares of our Common Stock (including Class B units issued to our Advisor); (c) issue shares of our Common Stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our Common Stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP, existing stockholders and investors purchasing shares in our IPO will likely experience dilution of their equity investment in us. In addition, the partnership agreement for our OP contains provisions that would allow, under certain circumstances, other entities, including other AR Global-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our OP. Because the limited partnership interests of our OP may, in the discretion of our board of directors, be exchanged for shares of our Common Stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our Common Stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described herein, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to you.
Our Advisor and its affiliates perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments (a substantial portion of these fees may be paid to a servicer provider). They will be paid fees, which may be substantial, for these services, which will reduce the amount of cash available for investment in properties or distribution to you.
Because we will conduct all of our operations through our OP, we will depend on it and its subsidiaries for cash flow and will be structurally subordinated in right of payment to the obligations of the OP and its subsidiaries, which could adversely affect our ability to make distributions to you.
We will receive cash to pay distributions only from our OP and its subsidiaries. We cannot assure you that our OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Any claim you may have as a stockholder will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy you claims as stockholders only after all of our and our OP's and its subsidiaries' liabilities and obligations have been paid in full.
Valuations and appraisals of our properties and valuations of our investments in real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.
In order to estimate our quarterly NAV, our properties will initially be valued at cost, which we expect to represent fair value. After this initial valuation and commencing with the NAV pricing date, valuations of properties will be conducted in accordance with our valuation guidelines and will take into consideration appraisals performed by our independent valuer at least annually after the respective calendar quarter in which such property was acquired. Similarly, our real estate-related asset investments will initially be valued at cost, and commencing with the NAV pricing date will be valued at least annually (with approximately 25% of all properties being appraised each quarter), or in the case of liquid securities, quarterly, as applicable, at fair value as determined by our Advisor. The methodologies used to value our properties and to estimate our NAV will involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, our estimate of value will not necessarily represent the price at which we would be able to sell an asset or the price you may receive for your shares. We will not retroactively adjust the valuation of such assets, the price of our Common Stock, the price we paid to repurchase shares of our Common Stock or NAV-based fees we paid to our Advisor due to period to period changes in our NAV. Because the price you will pay for shares of our Common Stock in our IPO, and the price at which your shares may be repurchased by us pursuant to our SRP, will be based on our estimated NAV per share commencing with the NAV pricing date, you may pay more than realizable value or receive less than realizable value for your investment.
Although our Advisor will be responsible for estimating our quarterly NAV, our Advisor will consider independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.
In estimating our quarterly NAV, our Advisor will include the net value of our real estate and real estate-related assets, taking into consideration valuations of individual properties that were obtained from our independent valuer. Our Advisor will review each appraisal by the independent valuer, and will compare each appraisal to its own determination of value. If in the Advisor’s opinion the appraisals are materially higher or lower than the Advisor’s determinations of value, the Advisor will discuss the appraisals with the independent valuer. If the Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although our Advisor is responsible for the accuracy of the quarterly estimation of our NAV and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, we will not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.

Our NAV per share may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter.
Appraisals of our properties upon which our Advisor’s estimate of the value of our real estate and real estate-related assets will partly be based and will probably not be spread evenly throughout the calendar year. We anticipate that such appraisals will be conducted near the end of each calendar quarter. Therefore, when these appraisals are reflected in estimating NAV, for which our Advisor is ultimately responsible, there may be a change in our per share NAV. In addition, actual operating results for a given month may differ from our original estimate, which may affect our per share NAV of each month, and we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will make such adjustment on a going-forward basis and will not retroactively adjust the quarterly per share NAV for the previous quarter. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our per share NAV to change, and such change will occur on the day the adjustment is made.
The NAV per share that we publish may not necessarily reflect changes in our NAV and in the value of your shares that we cannot immediately quantify.
We may experience events affecting our investments that may have a material impact on our NAV. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV per share as published on any given quarter will not reflect such events. As a result, the NAV per share published after the announcement of a material event may differ significantly from our actual NAV per share until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders, depending on whether NAV is overstated or understated.
Stockholders are limited in their ability to sell their shares pursuant to our SRP and may have to hold their shares for an indefinite amount of time.
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors is also free to suspend or terminate the program upon 30 days' notice or to reject any requests for repurchase. Repurchases pursuant to our SRP are made solely with proceeds received from issuances of Common Stock pursuant to our DRIP. In addition, the SRP includes numerous restrictions that limit a stockholder's ability to sell its shares. Prior to the NAV pricing date, unless waived by our board of directors, stockholders must have held shares for at least one year in order to participate in our SRP. Prior to the NAV pricing date, subject to funds being available, the purchase price for shares repurchased under our SRP will be as set forth below (unless such repurchase is in connection with a stockholder's death or disability): (a) for stockholders who have continuously held their shares of our Common Stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our Common Stock for at least two years, the price will be 95% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our Common Stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our Common Stock for at least four years, the price will be 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our Common Stock). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of Common Stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of Common Stock outstanding during the previous fiscal year. These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit a stockholders ability to sell shares even if the stockholder requires liquidity and limit a stockholders ability to recover the fair market value of our shares.
Risks Related to Net Lease Sale-Leaseback Investments
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We anticipate that many of our commercial property investments will be acquired through sale-leaseback transactions with single owner-occupants. If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, the Internal Revenue Service ("IRS"), may challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Substantially all of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of of these individual tenants. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to make distributions.
Adverse conditions affecting geographic areas in which we have a concentration of investments would have a disproportionately adverse effect on the value of our investments.
Any adverse conditions affecting geographic areas in which we have a concentration of investments would have a disproportionately adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category, any adverse effect to that industry or category generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2015, based on original purchase price, 4.5% of our properties are located in the U.S. and 95.5% are in Europe.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation.
Some of our leases may include provisions under which the tenant will have a right to purchase the property it leases. The purchase price may be a fixed price, may be based on a formula or may be based on market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss. As of December 31, 2015, we are not party to any leases that permit the tenant with any rights to purchase the property it leases.
If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant from whom we acquired a commercial property in a sale-leaseback transaction, the transaction may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If such a plan is confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount availble for distributions to you.
Highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced, and could cause us to reduce distributions to you.

If a tenant declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and our ability to make distributions to you.
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
Insolvency laws outside of the United States may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the United States, in which a debtor/tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to you. In the event of a bankruptcy, there can be no assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues.
Certain of our tenants have not been ranked by credit rating agencies, or have been ranked below "investment grade" rating. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants whose credit potential has already been recognized by the market.
Long term leases may result in income lower than short term leases.
We generally seek to enter into long term leases with our tenants. As of December 31, 2015, 2.1% of our annualized rental income was generated from net leases, with remaining lease term of more than 10 years. Leases of long duration, or with renewal options that specify a maximum rate increase, may not result in fair market lease rates over time if we do not accurately judge the potential for increases in market rental rates.
Certain of our leases do not contain any rent escalation provisions. As a result, our income may be lower than it would otherwise be if we did not lease properties through long term leases. Further, if our properties are leased for long term leases at below market rental rates, our properties will be less attractive to potential buyers, which could affect our ability to sell the property at an advantageous price.
General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and there can be no assurance that will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic and local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the vale of our real estate properties.

Many of our properties depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
Most of our properties are occupied by only one tenant or derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may experience vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.
We may obtain only limited warranties when we purchase a property and therefore have only limited recourse if our due diligence does not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.
We have acquired, and may continue to acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to you.
If a tenant does not renew its lease or otherwise vacate its space, we likely will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our IPO gross proceeds to buy real estate and pay various fees and expenses. We will have to obtain financing from other sources, such as cash flow from operations, borrowings or property sales to fund these capital requirements. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, our ability to sell properties that have been held for less than two years is limited as any gain recognized on the sale or other disposition of such property could be subject to the 100% prohibited transaction tax, as discussed in more detail below.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. There can be no assurance that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property.
Some of our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse affect on your investment.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties, and thus affect cash available for distributions to you. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders, and therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Rising expenses could reduce cash flow and could adversely affect our ability to make future acquisitions and to pay cash distributions to you.
Any properties that we own now or buy in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available to pay distributions to you.
If we suffer losses that are not covered by insurance, we could lose invested capital and anticipated profits.
We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 (the "TRIA")is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014.
We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non renewal of the TRIA, could reduce our cash flows and the return on our stockholders’ investments.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bore a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replace, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower dividends to you.
Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002, which was extended to the end of 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015, is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Terrorist attacks and other acts of violence, civilian unrest, or war may affect the markets in which we operate our business and our profitability.
We may acquire real estate assets located in major metropolitan areas as well as densely populated sub-markets that are susceptible to terrorist attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The TRIA, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it. See “Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the TRIA, could reduce our cash flows and the return on an investment in our Common Stock.”
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our hotel properties’ ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to you.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.
Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to you.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there may be significant covenants, conditions and restrictions (“CC&Rs”), restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from our offerings to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate pre-construction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among others things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and increased prices payed for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.
Our properties and our tenants may face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
Our properties typically are, and we expect will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. Tenants may also face competition from such properties if they are leased to tenants in a similar industry. For example, retail tenants face competition from numerous retail channels such as discount or value retailers, factory outlet centers and wholesale clubs. Retail tenants may additional face competition from alternative retail channels as mail order catalogues and operators, television shopping networks and shopping via the Internet. Competition that we face from other properties within our market areas, and competition our tenants face from tenants in such properties could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would have not otherwise made, thus affecting cash available for distributions, and the amount available for distributions to you.
Delays in acquisitions of properties may have an adverse effect on your investment.
There may be a substantial period of time before the proceeds of our IPO are invested. Delays we encounter in the selection, acquisition or development of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Our results of operations and ability to pay distributions will be adversely affected by these delays.
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
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. State and federal laws in this area are constantly evolving. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our your investment.

We may not obtain an independent third-party environmental assessment for every property that we acquire. In addition, any assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows, and our ability to make distributions to you.
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to our stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to you.
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
Our domestic properties are subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. However, there can be no assurance that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for the Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets or on our business, and any such actions may negatively impact us.
Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. However, the U.S. Federal Reserve has begun a “tapering” of quantitative easing, which could increase long-term interest rates and the cost of borrowing. This may result in future acquisitions by us generating lower overall economic returns and potentially reducing future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business. Such actions could materially and adversely affect our financial condition, results of operations and ability to pay distributions to you.
Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, global market and economic challenges may have adverse consequences, including:

•
decreased demand for our properties due to significant job losses that occur or may occur in the future, resulting in lower occupancy levels, which decreased demand will result in decreased revenues and which could diminish the value of our portfolio, which depends, in part, upon the cash flow generated by our properties;

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

•	reduction in the value and liquidity of our short-term investments and increased volatility in market rates for such investments or other factors.
Disruptions in the economies of various European countries could negatively impact our business, results of operations and financial condition.
Countries with high levels of sovereign debt have had difficulty refinancing their debt, leading to concerns that have created volatility in various currencies. In addition, many governments around the world, including the U.S. government, are operating at very large financial deficits. Disruptions in the economies of such governments could cause, contribute to or be indicative of, deteriorating macroeconomic conditions. Furthermore, governmental austerity measures aimed at reducing deficits could impair the economic recovery.
We may be exposed to foreign currency gains and losses resulting from our operations in continental Europe and the United Kingdom, as well as potentially other foreign countries. If we are unsuccessful in hedging these potential losses, our operating results could be negatively impacted and our cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks. If we misjudge these risks, there could be a material adverse effect on our operating results, financial position and ability to pay distributions.
Foreign exchange rates are influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable and not within our control. The resulting volatility in exchange rates could have a material and adverse effect on our results of operations and ability to pay distributions.
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amounts of funds available to make distributions to you.
As of December 31, 2015, all of our rental income was generated from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations, which could adversely affect the value of your investment.
We focus our investments on commercial and retail properties, including special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to you.

Upcoming changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our properties.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet, rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB"), conducted a joint project to reevaluate lease accounting. In June 2013, the FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. On November 11, 2015, the FASB voted to proceed with a new accounting standard that would require companies and other organizations to include lease obligations on their balance sheets. The final standards were released in February 2016. FASB decided that for public companies, the upcoming standard will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018, with early adoption permitted for all companies and organizations upon issuance of the standard. The upcoming standard, once effective, could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, as a result of the revised accounting standards regarding the financial statement classification of operating leases, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated.
Risks Associated with Debt Financing and Investments
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
We have typically acquired real properties by assuming existing financing or borrowing new funds. In addition, we have incurred mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our Common Stock. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in losing our REIT status and would result in a decrease in the value of your investment.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to changing levels of volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies. If our overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.
If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties on favorable terms and conditions, if at all, and our income could be reduced because of the increase in rates, reducing our cash flow and cash available for distribution to stockholders, as well as hinder our ability to raise more capital by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.
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
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to you.
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate-debt, increases in interest rates on our variable-rate debt would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our Common Stock.
We qualified to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code effective with our taxable year ending December 31, 2015, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the "IRS") and is not a guarantee that we will continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.
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
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
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
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and yield on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID") or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to you.
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
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
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
The taxation of distributions to you can be complex; however, distributions that we make to you generally will be taxable as ordinary income, which may reduce the anticipated return from an investment in us.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our Common Stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of Common Stock received.
Entities through which we hold foreign real estate investments are, in most cases, subject to foreign taxes, notwithstanding our status as a REIT.
Even if we qualify as a REIT, entities through which we hold investments in assets located outside the United States will, in most cases, be subject to income taxation by jurisdictions in which such assets are located. Our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.

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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to you.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to you.
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
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of “U.S. real property interests," ("USRPIs"), generally will be taxed to a non-U.S. stockholder (other than a qualified foreign pension plan) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our Common Stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our Common Stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our Common Stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our Common Stock will be “regularly traded” on an established market. Investors are encouraged to consult an independent tax advisor to determine the tax consequences applicable if they are non-U.S. stockholders.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2015, we owned 16 properties, including three properties located in the United States, three properties located in the United Kingdom, and ten properties located across continental Europe . The following table presents certain additional information about the properties we owned at December 31, 2015:

Portfolio	Acquisition Date	Country	Number of Properties	Rentable Square Feet	Rented Square Feet	Average Remaining Lease Term (1)
Auchan	Dec. 2014	FR	1	152,235	152,235	7.6
Pole Emploi	Dec. 2014	FR	1	41,452	37,437	7.5
Veolia Water	Feb. 2015	US	1	70,000	70,000	10.0
Sagemcom	Feb. 2015	FR	1	265,309	265,309	8.1
NCR Dundee	Apr. 2015	UK	1	132,182	132,182	10.9
FedEx Freight	May 2015	US	1	68,960	68,960	7.7
DB Luxembourg	May 2015	LUX	1	156,098	156,098	8.0
Grupo Antolin	Jun. 2015	US	1	111,798	111,798	9.5
ING Amsterdam	Jun. 2015	NETH	1	509,369	509,369	9.5
Worldline	Jul. 2015	FR	1	111,338	111,338	8.0
Foster Wheeler	Oct. 2015	UK	1	365,832	365,832	8.6
ID Logistics I	Nov. 2015	GER	1	308,579	308,579	8.8
ID Logistics II	Nov. 2015	FR	2	964,489	964,489	8.9
Harper Collins	Dec. 2015	UK	1	873,119	873,119	9.7
DCNS	Dec. 2015	FR	1	96,995	96,995	8.8
Total			16	4,227,755	4,223,740	9.0
________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years calculated based on square feet as of December 31, 2015.

The following table details distribution of our portfolio by country/location as of December 31, 2015:

Country	Acquisition Date	Number of Properties	Rentable Square Feet	Percentage of Properties by Rentable Square Feet	Average Remaining Lease Term (1)
France	Dec. 2014 - Dec. 2015	7	1,631,818	38.6%	8.6
United Kingdom	Apr. 2015 - Dec. 2015	3	1,371,133	32.4%	9.5
The Netherlands	Jun. 2015	1	509,369	12.1%	9.5
Germany	Nov. 2015	1	308,579	7.3%	8.8
United States	Feb. 2015 - Jun. 2015	3	250,758	5.9%	9.1
Luxembourg	May 2015	1	156,098	3.7%	8.0
Total		16	4,227,755	100.0%	9.0
_______________________________________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years calculated based on square feet as of December 31, 2015.

The following table details the industry distribution of our portfolio as of December 31, 2015:

Tenant Industry	Number of Properties	Rented Square Feet	Rented Square Feet as a Percentage of the Total	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
				(In thousands)
Auto Manufacturer	1	111,798	2.6%	$808	1.6%
Defense	1	96,995	2.3%	1,495	3.0%
Engineering	1	365,832	8.7%	12,444	25.2%
Environmental Services	1	70,000	1.7%	563	1.1%
Financial Services	2	665,467	15.8%	13,148	26.6%
Freight	1	68,960	1.6%	760	1.5%
Government Services	1	37,437	0.9%	888	1.8%
Logistics	3	1,273,068	30.1%	3,034	6.1%
Publishing	1	873,119	20.7%	7,597	15.4%
Retail Food Distribution	1	152,235	3.6%	1,315	2.7%
Technology	2	243,520	5.8%	2,041	4.1%
Telecommunications	1	265,309	6.2%	5,381	10.9%
Total	16	4,223,740	100.0%	$49,474	100.0%
________________________________

(1)
Annualized rental income converted from local currency into USD as of December 31, 2015 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table details the geographic distribution, by U.S. state or country, of our portfolio as of December 31, 2015:

Country	State	Number of Properties	Rentable Square Feet	Rentable Square Feet as a Percentage of the Total Portfolio	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio
					(In thousands)
France		7	1,631,818	38.6%	$11,970	24.2%
United Kingdom		3	1,371,133	32.4%	21,135	42.7%
The Netherlands		1	509,369	12.1%	8,471	17.1%
Germany		1	308,579	7.3%	1,090	2.2%
Luxembourg		1	156,098	3.7%	4,677	9.5%
United States:
	Michigan	1	111,798	2.6%	808	1.6%
	North Carolina	1	68,960	1.6%	760	1.5%
	Ohio	1	70,000	1.7%	563	1.2%
Total		16	4,227,755	100.0%	$49,474	100.0%
________________________________

(1)
Annualized rental income converted from local currency into USD as of December 31, 2015 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten calendar years and thereafter at the properties we owned as of December 31, 2015:

(In thousands)	Future Minimum Base Rent Payments (1)
2016	$46,013
2017	46,532
2018	49,168
2019	49,836
2020	50,784
2021	50,845
2022	50,906
2023	49,421
2024	31,200
2025	11,626
Thereafter	1,195
Total	$437,526
________________________________

(1)	Based on the exchange rate as of December 31, 2015.
Future Lease Expirations
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2015:

Year of Expiration	Number of Leases Expiring (1)	Annualized Rental Income (2)	Annualized Rental Income as a Percentage of the Total Portfolio	Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2016	—	$—	—%	—	—%
2017	—	—	—%	—	—%
2018	—	—	—%	—	—%
2019	—	—	—%	—	—%
2020	—	—	—%	—	—%
2021	—	—	—%	—	—%
2022	—	—	—%	—	—%
2023	5	8,586	17.4%	530,083	12.5%
2024	6	22,354	45.2%	2,001,204	47.3%
2025	4	17,440	35.3%	1,564,286	37.0%
Total	15	$48,380	97.9%	4,095,573	96.8%
________________________________

(1)	The Auchan property contains two separate leases agreement with lease term expirations between 2023 and 2024.

(2)
Annualized rental income converted from local currency into USD as of December 31, 2015 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table details the tenants whose square footage or annualized rental income is greater than 10% of the total portfolio square footage or annualized rental income as of December 31, 2015:

Tenant	Number of Properties Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income as a % of Total Portfolio(3)
							(In thousands)
Foster Wheeler	1	365,832	8.7%	Aug 2024	8.6	2-10 yr. options	12,444	25.2%
ING Amsterdam	1	509,369	12.1%	Jun 2025	9.5	2-5-yr. options	8,471	17.1%
Harper Collins	1	873,119	20.7%	Aug 2025	9.7	none	7,597	15.4%
Sagemcom	1	265,309	6.3%	Jan 2024	8.1	none	5,381	10.9%
ID Logistics I & II	3	1,273,068	30.1%	Nov 2024	8.9	2-10 yr. options (I) 9 yr. options (II)	3,034	6.1%
Total	7	3,286,697	77.9%		9.0		36,927	74.7%
________________________________

(1)	Remaining lease term in years as of December 31, 2015. If the portfolio has multiple properties with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Annualized rental income converted from local currency into USD as of December 31, 2015 for the in-place lease in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)	As a percentage of total rented portfolio, which excludes the vacant space, as applicable.
Significant Portfolio Properties
The rentable square feet or annual straight-line rental income of the properties listed below, each represents 5% or more of our total portfolio's rented square feet or annual straight-line rental income. The tenant concentration of these properties is summarized below.
Foster Wheeler, located in Reading, United Kingdom, is a freestanding, single-tenant with seven office buildings, comprised of 365,832 rentable square feet, and is 100% leased to Foster Wheeler Energy, Ltd, an Engineering and Construction company. As of December 31, 2015, the tenant has 8.6 years remaining on their lease, which expires in August 2024. The lease has annualized rental income of $12.4 million (based upon an exchange rate of $1.48 to £1.00, as of December 31, 2015) and contains two ten-year renewal options, and is guaranteed by a wholly owned subsidiary of Amec Foster Wheeler plc, the ultimate parent of Foster Wheeler. Financial statements for Amec Foster Wheeler plc are available at https://www.sec.gov/Archives/edgar/data/1328798/000119163816001805/amfw201603106k.htm.
ING Amsterdam, located in Amsterdam, The Netherlands, is a freestanding single-tenant office building and ground leasehold interest, comprised of 509,369 total rentable square feet, and is 100% leased to ING Bank N.V. As of December 31, 2015, the tenant has 9.5 years remaining on their lease, which expires in June 2025. The lease has annualized rental income on a straight-line basis of $8.5 million (based upon an exchange rate of $1.09 to €1.00, as of December 31, 2015) and contains two five-year renewal options. The ground lease expires in June 2050. As ground lessee, the Company has the right to renew the ground lease for unlimited periods of 50 years.
Harper Collins is comprised of two distribution buildings and an office headquarters, and is located in Glasgow, Scotland, United Kingdom, with a total rentable square footage of 873,119, leased 100% to William Collins Sons & Company Limited, a subsidiary of Harper Collins, a media and information services company. As of December 31, 2015, the tenant has 9.7 years remaining on their lease, which expires in August 2025. The lease has annualized rental income of $7.6 million (based upon an exchange rate of $1.48 to £1.00, as of December 31, 2015) and contains no renewal option.
Sagemcom, located in Rueil-Malmaison, France, is a freestanding, single-tenant office building, comprised of 265,309 rentable square feet, and it is 100% leased to Sagemcom SAS, a French industrial and technology group. As of December 31, 2015, the tenant has 8.1 years remaining on their lease, which expires in January 2024. The lease has annualized rental income on a straight-line basis of $5.4 million (based upon an exchange rate of $1.09 to €1.00, as of December 31, 2015) and contains no renewal option.

ID Logistics I & II is comprised of three warehouse facilities located in Weilbach, Germany and Strasbourg and Amiens, France with a total rentable square footage of 1,273,068, leased 100% to ID Logistics, an international contract logistics group. As of December 31, 2015, the tenants have 8.9 years remaining on their leases, which expire in October and November 2024, respectively. The leases have combined annualized rental income of $3.0 million (based upon an exchange rate of $1.09 to €1.00, as of December 31, 2015). ID Logistics I (Germany) lease contains two recurring five year renewal options. ID Logistics II (France) lease contains the option to break the lease after 9 years and the option to renew for 9 years after 12 years.

Property Financings
The following table presents certain debt information about the properties we owned as of December 31, 2015:

			Outstanding Loan Amount(1)
Country	Portfolio	Encumbered Properties	December 31, 2015	December 31, 2014	Effective Interest Rate		Interest Rate	Maturity
			(In thousands)
France:	Auchan	1	$9,053	$10,089	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	6,326	7,050	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom	1	39,156	—	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	5,453	—	1.9%	(2)	Fixed	Jul. 2020
	DCNS	1	10,362	—	1.5%	(2)	Fixed	Dec. 2020
Luxembourg:	DB Luxembourg (primary mortgage loan) (3)	1	39,265	—	1.4%	(2)	Fixed	May 2020
	DB Luxembourg (secondary mortgage loan) (3)		24,094	—	9.1%		Fixed	May 2017
The Netherlands:	ING Amsterdam	1	47,991	—	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	7	181,700	17,139
United Kingdom:
	Foster Wheeler	1	58,180	—	2.7%	(2)	Fixed	Oct. 2018
	Harper Collins	1	41,562	—	3.4%	(2)	Fixed	Oct. 2019
	Total GBP denominated	2	99,742	—
	Total	9	$281,442	$17,139	2.7%
_____________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of respective date.

(2)	Fixed as a result of entering into an interest rate swap agreement.

(3)	The DB Luxembourg property is encumbered by a mortgage and a second mortgage loan, each pursuant to the same loan agreement.
Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There currently is no established trading market for our shares and there may never be one. Even if a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase shares from stockholders.
In order for FINRA members and their associated persons to participate in our offering and sale of shares of Common Stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) of the National Association of Securities Dealers to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. Until the NAV pricing date (as described below) the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be equal to $23.75 per share, which is equal to 95% of the offering price in the IPO. Beginning with the NAV pricing date (as described below), the per share price for shares in the IPO and under the DRIP will vary periodically and will be equal to the Company’s per share net asset value, or NAV, as determined by the Advisor, plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate shares covered in the Registration Statement between the IPO and the DRIP. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO.
There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $25.00 per share or the NAV per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $25.00 per share or the NAV per share primarily due to the fact that the funds initially available for investment in properties were as compared to the gross offering proceeds as a result of selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.
Holders
As of February 29, 2016, we had 12,313,367 shares outstanding held by 6,307 stockholders.
Distributions
We qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2015. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT for U.S. federal income tax purposes under the Code. For tax purposes, of the amounts distributed during the year ended December 31, 2015, 40.4%, or $0.72 per share per annum, and 59.6%, or $1.06 per share per annum, represented a return of capital and ordinary dividends, respectively.
On October 22, 2014, the board of directors authorized, and we declared, a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0048630137 per day, based on a per share price of $25.00. On March 18, 2016, our board of directors approved a change to the daily distribution amount to $0.0048497270 per day per share of Common Stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.775 per annum, per share of common stock. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2014. We intend to accrue and pay distributions on a regular basis. We intend to fund such distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distributions until we make substantial investments and we can give no assurance that we will pay distributions solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our Advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the IPO to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual dividend requirements necessary to maintain our REIT status under the Code. As a result, our distribution rate and payment frequency may vary from time to time.
The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders during the year ended December 31, 2015, and the period from April 23, 2014 (date of inception) to December 31, 2014.

(In thousands)	Distributions Paid in Cash (1)	Distributions Reinvested through DRIP (1)	Total Distributions Paid (1)	Distributions Declared (1)
Q1 2015	$426	$254	$680	$1,066
Q2 2015	1,359	951	2,310	3,004
Q3 2015	2,322	1,971	4,293	4,690
Q4 2015	2,749	2,409	5,158	5,374
Total	$6,856	$5,585	$12,441	$14,134

(In thousands)	Distributions Paid in Cash (1)	Distributions Reinvested through DRIP (1)	Total Distributions Paid (1)	Distributions Declared (1)
Q1 2014	$—	$—	$—	$—
Q2 2014	—	—	—	—
Q3 2014	—	—	—	—
Q4 2014	59	28	87	241
Total	$59	$28	$87	$241
_______________________________

(1)
Distributions amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. Distributions related to unvested restricted stock were $9,596 and $1,660 for the years ended December 31, 2015 and 2014 of which $7,188 was paid during 2015. Distributions paid related to Class B units were $25,835 for the year ended December 31, 2015. No distributions related to unvested restricted stock and Class B units were paid for the period from April 23, 2014 (date of inception) to December 31, 2014.

During the year ended December 31, 2015, cash used to pay our distributions was generated mainly from funds received from cash flows provided by operations and proceeds from Common Stock issued under the DRIP. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor may waive certain fees including asset management and property management fees. During the year ended December 31, 2015 and the period from April 23, 2014 (date of inception) to December 31, 2014, we incurred, in aggregate, approximately $0.4 million and $1,000, respectively, in property management fees from the Property Manager. The Advisor may elect to waive its asset and property management fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. During the year ended December 31, 2015 and the period from April 23, 2014 (date of inception) to December 31, 2014, the Property Manager elected to waive approximately $34,000 and $1,000, respectively. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the year ended December 31, 2015 and the period from April 23, 2014 (date of inception) to December 31, 2014, there were no property operating and general administrative expenses absorbed by our Advisor.
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
Restricted share awards entitle the recipient to receive shares of Common Stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of Common Stock shall be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. As of December 31, 2015 there were 7,731 unvested restricted shares issued pursuant to the RSP.
Other Share-Based Compensation
We have issued Common Stock in lieu of cash to pay fees earned by our directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were 856 shares of Common Stock issued in lieu of cash during the year ended December 31, 2015, which resulted in additional shared based compensation of $19,000. There were no such shares of Common Stock issued in lieu of cash during the period from April 23, 2014 (date of inception) to December 31, 2014.
Unregistered Sales of Equity Securities
We sold 8,888 shares of our Common Stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $22.50 per share for aggregate proceeds of $0.2 million which was used to fund third-party offering costs in connection with our IPO. No shares of Common Stock were sold to our Sponsor during the year ended December 31, 2015.
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
On October 17, 2014, we received and accepted subscriptions in excess of $2.0 million of Common Stock, broke escrow and issued shares of Common Stock to our initial investors. We purchased our first property and commenced active operations on December 29, 2014. As of December 31, 2015, we had 12.2 million shares of Common Stock outstanding, including shares issued under the DRIP, and had received total gross proceeds from the IPO of $302.7 million, including proceeds from shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of Common Stock:

	Year Ended December 31,
(In thousands)	2015	2014
Selling commissions and dealer manager fees	$24,003	$2,978
Other offering costs	9,425	3,182
Total offering costs	$33,428	$6,160
The Former Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of Common Stock:

	Year Ended December 31,
(In thousands)	2015	2014
Total commissions paid to the Former Dealer Manager	$24,003	$2,978
Less:
Commissions to participating broker dealers	(15,929)	(2,013)
Reallowance to participating broker dealers	(2,760)	(352)
Net to the Former Dealer Manager	$5,314	$613
As of December 31, 2015, cumulative offering costs included $27.0 million incurred from the Advisor and the Former Dealer Manager to reimburse offering costs incurred. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross Common Stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of December 31, 2015.
We have used substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2015, we have used $298.8 million net proceeds from our IPO and $371.2 million debt financing to purchase 16 properties with an aggregate gross purchase price of $619.9 million and acquisition, financing and other related costs of $50.1 million.
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
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.
Repurchases of shares of our Common Stock, when requested, are at our sole discretion. Until the Amended and Restated SRP (described below), we limited the number of shares repurchased during any calendar year to 5.0% of the weighted average number of shares of Common Stock outstanding on December 31st of the previous calendar year. In addition, we were only authorized to repurchase shares in a given quarter up to the amount of proceeds we received from our DRIP in that same quarter.
On January 26, 2016, our board of directors amended and restated the SRP (the "Amended and Restated SRP") to supersede and replace the existing SRP. Under the Amended and Restated SRP, repurchases of shares of our Common Stock generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester"). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of Common Stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of Common Stock outstanding on during the previous fiscal year. In addition, we are only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds we receive from our DRIP in that same fiscal semester.
Unless the shares of our Common Stock are being repurchased in connection with a stockholder's death or disability and until the NAV pricing date, a stockholder must have held the shares for at least one year prior to offering them for sale to us through the Amended and Restated SRP. The purchase price for such shares repurchased under our SRP prior to the NAV pricing date and in connection with a stockholder's death or disability will be as follows (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our Common Stock):

•	92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and

•	100.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least four years.
No minimum holding period will apply to redemption requests made following the death or qualifying disability of a stockholder. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during our IPO until the NAV pricing date, and then at a purchase price equal to the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our Common Stock) on or after the NAV pricing date. Our board of directors has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.
Beginning with the NAV Pricing Date, the repurchase price for shares under the Amended and Restated SRP will be based on Per Share NAV. Additionally, there will be no minimum holding period for shares of our Common Stock and stockholders will be able to submit their shares for repurchase at any time through the Amended and Restated SRP. Subject to limited exceptions, stockholders whose shares of our Common Stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0% of the aggregate Per Share NAV of the shares of Common Stock repurchased.
Beginning with the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at the then-current Per Share NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our Common Stock).
Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend, suspend or terminate the terms of the Amended and Restated SRP.
Shares purchased under the Amended and Restated SRP will have the status of authorized but unissued shares. The following table summarizes our Amended and Restated SRP activity for the periods presented. For the year ended December 31, 2015, we processed shares on a quarterly basis. Following the Amended and Restated SRP, we will process repurchases each fiscal semester. The cost of the repurchased shares did not exceed DRIP proceeds during the periods presented by stockholders. We funded share repurchases from proceeds from the sale of Common Stock.

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2014	—	$—
Three Months Ended September 30, 2015	10,607	23.19
Three Months Ended December 31, 2015 (1)	6,709	24.90
Cumulative repurchases as of December 31, 2015	17,316	$23.85
_____________________________

(1)	All repurchase requests were completed.

Item 6. Selected Financial Data
The following is selected financial data as of December 31, 2015 and 2014, and for the year ended December 31, 2015 and for the period ended from April 23, 2014 (date of inception) to December 31, 2014:

	December 31,
Balance sheet data (In thousands)	2015	2014
Total real estate investments, at cost	$603,275	$33,460
Total assets	677,120	49,365
Short term notes payable	—	6,746
Mortgage notes payable	281,442	17,139
Credit Facility	28,630	—
Mezzanine Facility	136,777	—
Total liabilities	476,989	26,060
Total stockholders' equity	200,131	23,305

Operating data (In thousands, except share and per share data)	Year Ended December 31, 2015	Period from April 23, 2014 (date of inception) to December 31, 2014
Total revenues	$21,648	$20
Operating expenses	59,231	2,414
Operating loss	(37,583)	(2,394)
Total other expenses	(9,133)	(60)
Income taxes benefit	2,201	—
Net loss	$(44,515)	$(2,454)
Other data:
Cash flows used in operations	$(27,943)	$(2,840)
Cash flows used in investing activities	(228,771)	(21,961)
Cash flows provided by financing activities	279,872	26,091
Per share data:
Distributions declared per common share	$1.78	$0.37
Net loss per common share - basic and diluted	$(5.59)	$(3.58)
Weighted-average number of common shares outstanding, basic and diluted	7,958,663	684,769

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
Overview
We were incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2015.
On August 26, 2014, we commenced our IPO on a “reasonable best efforts” basis of up to 125.0 million shares of Common Stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement, filed with the U.S. the SEC under the Securities Act. The Registration Statement also covers up to 26.3 million shares of Common Stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of Common Stock.
On November 15, 2015, we announced the suspension of our IPO, which was conducted by the Former Dealer Manager, as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performs pursuant to the dealer manager agreement for the IPO, effective immediately. We purchased our first property and commenced active operations on December 29, 2014. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that we will resume the IPO. We registered $3.125 billion in shares of Common Stock for sale in our IPO and, through December 31, 2015, we sold 12.2 million shares of Common Stock outstanding, including shares issued pursuant to our IPO and our DRIP for $302.7 million in gross proceeds, all of which had been invested or used for other operating purposes.
On December 31, 2015, we registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3 File No-333-208820.
Until the NAV pricing date (as described below) the per share purchase price for shares issued under the DRIP will be equal to $23.75 per share. Beginning with the NAV pricing date (as described below), the per share price for shares under the DRIP will vary quarterly and will be equal to our per share NAV, as determined by our Advisor. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO.
We sold 8,888 shares of Common Stock to the Special Limited Partner on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the OP Units. Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of our Common Stock or, at the option of the OP, a corresponding number of shares of our Common Stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
Our Former Dealer Manager served as the dealer manager of our IPO and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
We have no direct employees. Our Advisor has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by the Property Manager. The Advisor, Property Manager and Special Limited Partner are under common control with the parent of the Sponsor, as a result of which they are related parties, and have received and will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor has entered into a service provider agreement with the Service Provider. The Service Provider is not affiliated with us, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor’s oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned by the Advisor or Property Manager, as applicable, to the Service Provider, solely with respect to our foreign investments in Europe.
Our investment strategy is to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. We have invested 95.5% of our capital in real estate in real estate in Europe and 4.5% of our capital in real estate in the United States.

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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Former Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 2% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds determined during the IPO. The IPO is currently suspended but securities may still be sold under the offering until the end of the two year period from the beginning of the IPO, subject to a potential one year extension. In the event that no further amounts are raised under the IPO, the Advisor will be required to reimburse such excess amounts to us.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date of purposes of this calculation.
As of December 31, 2015, we included cumulative straight line rents receivable in Prepaid expenses and other assets in the consolidated balance sheets of $0.7 million. As of December 31, 2014, we had no cumulative straight line rents receivable in Prepaid expenses and other assets in the consolidated balance sheets. For the year ended December 31, 2015, our rental revenue included impacts of unbilled rental revenue of $0.8 million to adjust contractual rent to straight line rent. Our rental revenue had no impacts of unbilled rental revenue to adjust contractual rent to straight line rent during the period from April 23, 2014 (date of inception) to December 31, 2014.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations and comprehensive loss.
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
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests are recorded at their estimated fair values.

In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations and comprehensive loss. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. We didn't have any properties held for sale as of December 31, 2015 and during the period from April 23, 2014 (date of inception) to December 31, 2014.
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
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net earnings.
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
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that the goodwill is not impaired as of December 31, 2015 and no further analysis is required.
Derivative Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in our functional currency, the U.S. dollar. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of our functional currency.
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
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies for Recently Issued Accounting Pronouncements to audited consolidated financial statements in this Annual Report on Form 10-K for further discussion.
Results of Operations
Comparison of the Year Ended December 31, 2015 to the Period from April 23, 2014 (date of inception) to December 31, 2014
We were incorporated on April 23, 2014, purchased our first property and commenced active operations on December 29, 2014, and as a result, we had no significant operations until fiscal year 2015.
Rental Income
Rental income was $19.6 million for the year ended December 31, 2015, compared to $20,000 for the period from April 23, 2014 (date of inception) to December 31, 2014. The increase in rental income was driven by our acquisition of 14 properties since December 31, 2014 with an aggregate base purchase price of $586.1 million, as of the respective acquisition dates. In addition, we had a full year of rental income on two properties acquired at the end of 2014.
Operating Expense Reimbursements
Operating expense reimbursements were $2.1 million for the year ended December 31, 2015. For the period from April 23, 2014 (date of inception) to December 31, 2014 we had not incurred operating expense reimbursements. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent, however some limited property operating expenses may be absorbed by us. Operating expense reimbursements primarily reflect insurance costs and real estate taxes incurred by us and subsequently reimbursed by the tenant. Operating expense reimbursements increased due to our acquisition of 14 properties since December 31, 2014, compared to our portfolio of two properties acquired at the end of 2014.
Property Operating Expenses
Property operating expenses were $3.1 million for the year ended December 31, 2015. For the period from April 23, 2014 (date of inception) to December 31, 2014 we had not incurred property operating expenses. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. The increase is primarily driven by our acquisition of 14 properties since December 31, 2014, compared to our portfolio of two properties acquired at the end of 2014.
Operating Fees to Affiliate
Operating fees to affiliates were $0.9 million for the year ended December 31, 2015. For the period from April 23, 2014 (date of inception) to December 31, 2014 we had not incurred operating fees to affiliates. Operating fees to affiliates represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Our Advisor is entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B units, which will be forfeited unless certain conditions are met. During the year ended December 31, 2015, the board of directors approved the issuance of 70,492 Class B units to the Advisor based upon $22.50 per unit. There were no Class B units issued to the Advisor for the period from April 23, 2014 (date of inception) to December 31, 2014.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the year ended December 31, 2015, property management fees were $0.4 million. The Property Manager elected to waive $34,000 of the property management fees for the year ended December 31, 2015. For the period from April 23, 2014 (date of inception) to December 31, 2014, we did not incur property management fees, and as such no fees were subject to being waived by the Property Manager.
Acquisition and Transaction Related Costs
Acquisition and transaction related expenses for the year ended December 31, 2015 of $41.7 million primarily related to our acquisition of 14 properties since December 31, 2014 with an aggregate base purchase price of $586.1 million. Acquisition and transaction related expenses for the period from April 23, 2014 (date of inception) to December 31, 2014 of $1.9 million were incurred related to the two properties acquired at the end of 2014 with an aggregate purchase price $33.8 million.
Impairment of Deposits for Real Estate Acquisitions
During 2015, we had $2.0 million aggregate deposits as closing consideration under certain pending acquisition agreements. We believe we will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015 and recognized the impairment charge in earnings in our consolidated statement of operations and comprehensive loss.
General and Administrative Expenses
General and administrative expenses were $2.9 million for the year ended December 31, 2015 compared to $0.5 million for the period from April 23, 2014 (date of inception) to December 31, 2014, which primarily included board member compensation, directors and officers' liability insurance and professional fees including audit and taxation services.
Depreciation and Amortization Expense
Depreciation and amortization expense was $8.6 million for the year ended December 31, 2015. For the period from April 23, 2014 (date of inception) to December 31, 2014 we had not incurred depreciation expenses relating to the properties acquired since we commenced active operations on December 29, 2014. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. Depreciation and amortization expense was driven by our acquisition of 16 properties since inception with an aggregate base purchase price of $619.9 million, as of respective acquisition dates.
Interest Expense
Interest expense was $9.6 million for the year ended December 31, 2015 compared to $6,000 for the period from April 23, 2014 (date of inception) to December 31, 2014. The increase was primarily related to an increase in average borrowings used to finance our property acquisitions and draws on Credit Facility and Mezzanine Facility, along with an increase in the amortization of deferred financing costs associated with these borrowings.
Foreign Currency and Interest Rate Impact on Operations
The losses on foreign currency for the year ended December 31, 2015 were $1.0 million. The losses on foreign currency period from April 23, 2014 (date of inception) to December 31, 2014 were $0.1 million. These losses reflect the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the year ended December 31, 2015 and for the period from April 23, 2014 (date of inception) to December 31, 2014.

The gains on derivative instruments for the year ended December 31, 2015 of $0.1 million reflect a positive marked-to market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro. There were no gains (losses) on derivative instruments for the period from April 23, 2014 (date of inception) to December 31, 2014.
The losses on hedges and derivatives deemed ineffective for the year ended December 31, 2015 were $296,000, and relate to the marked-to-market adjustments of slightly over-hedged portion of our European investments at December 31, 2015. We did not have hedges and derivative deemed ineffective for the period from April 23, 2014 (date of inception) to December 31, 2014.
The unrealized gains on non-functional foreign currency advances not designated as net investment hedges for the year ended December 31, 2015 were $1.7 million, and related to the marked-to-market adjustments of currency fluctuations on Mezzanine Facility draws. We did not have gains (losses) on non-functional foreign currency advances not designated as net investment hedges for the period from April 23, 2014 (date of inception) to December 31, 2014.
Cash Flows for the Year Ended December 31, 2015
During the year ended December 31, 2015, net cash used in operating activities was $27.9 million. The level of cash flows used in operating activities is affected by the volume of acquisition activity, related rental income received and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the year ended December 31, 2015 reflect a net loss of $44.5 million adjusted for non-cash items of $13.2 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of above/below-market lease and ground lease assets and liabilities, impairment of deposits for real estate acquisitions, straight line rent and share based compensation) and working capital items of $3.4 million. Cash flows used in operating activities during the year ended December 31, 2015 also included $41.7 million of acquisition and transaction related costs.
The net cash used in investing activities during the year ended December 31, 2015 of $228.8 million related to the acquisition of 14 properties with an aggregate purchase price of $586.1 million.
Net cash provided by financing activities of $279.9 million during the year ended December 31, 2015, consisted primarily of proceeds from the issuance of Common Stock of $266.2 million, borrowings under Credit Facility of $16.3 million and borrowings under Mezzanine Facility of $137.0 million. These cash flows were partially offset by payments related to offering costs of $33.4 million and repayments of mortgage notes payable of $59.2 million.
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
Liquidity and Capital Resources
On December 31, 2015, we registered 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3 File No-333-208820. Beginning with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share.
We purchased our first property and commenced active operations on December 29, 2014. As of December 31, 2015, we owned 16 properties with an aggregate purchase price of $619.9 million. As of December 31, 2015, we had 12.2 million shares of Common Stock outstanding, including shares issued under the DRIP, and had received total gross proceeds from the IPO of $302.7 million, including proceeds from shares issued under the DRIP.
On November 15, 2015, the Company’s board of directors, on the advice of the Advisor, authorized the suspension of the IPO effective December 31, 2015. There can be no assurance as to when, or if, the Company will resume the IPO. See Part I, Item 1A — Risk Factors in this Annual Report on Form 10-K for further discussion.
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
As of December 31, 2015, we had cash and cash equivalents of $22.7 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders.
Generally, we fund our acquisitions through a combination of cash and cash equivalents with mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness. See Note 5 — Mortgage Notes Payable to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from future offerings, proceeds from the sale of properties and undistributed funds from operations.
On March 11, 2016, we terminated our Credit Facility agreement and repaid in full the outstanding balance of $28.4 million comprised of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43) and €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12) with available cash on hand. In addition, as of December 31, 2015, we have a Mezzanine Facility that currently permits us to borrow up to €128.0 million. The initial maturity date of the Mezzanine Facility is August 13, 2017. See Note 4 — Revolving Credit Borrowings to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion of the terms and conditions of these borrowings.
As of December 31, 2015, total outstanding advances under the Mezzanine Facility were $136.8 million. The unused borrowing capacity under the Mezzanine Facility as of December 31, 2015 was $2.8 million (based upon an exchange rate as of December 31, 2015).
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. As of December 31, 2015, we had advances under our Credit Facility of $28.6 million, Mezzanine Facility of $136.8 million and secured mortgage notes payable of $281.4 million with a weighted average interest rate per annum of 4.4%. As of December 31, 2015, our weighted average remaining debt term was 3.0 years, excluding our revolving Credit Facility, which was paid in full on March 11, 2016. Our debt leverage ratio was 72.1% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of December 31, 2015.
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
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations, however, our board of directors may change this policy, in its sole discretion, at any time.
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing lines of credit, proceeds from the sale of properties and undistributed cash flow. We have not identified any sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
Our board of directors has adopted an Amended and Restated SRP that enables our stockholders to sell their shares to us under limited circumstances, provided that funding for the Amended and Restated SRP will be derived solely from proceeds secured from the DRIP in the applicable fiscal semester. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient DRIP proceeds available to fund such purchase.

Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend, suspend or terminate the terms of the Amended and Restated SRP.
Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the cumulative number of common shares repurchased as of  December 31, 2015 and 2014:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2014	—	$—
Three Months Ended September 30, 2015	10,607	23.19
Three Months Ended December 31, 2015 (1)	6,709	24.90
Cumulative repurchases as of December 31, 2015	17,316	$23.85
_____________________________

(1)	All repurchase requests were completed.
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
Because of these factors, the NAREIT, an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.
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
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income (loss).
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP, across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing IPOs.

Because of these factors. the Investment Program Association (the "IPA"), an industry trade group, has published a standardized a measure of performance known as modified funds from operations, ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guideline or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated.

	Three Months Ended				Year Ended
(In thousands)	March 31, 2015	June 30, 2015	September 31, 2015	December 31, 2015	December 31, 2015
Net loss (in accordance with GAAP)	$(8,219)	$(14,790)	$(51)	$(21,455)	$(44,515)
Depreciation and amortization	482	1,535	2,736	3,881	8,634
Impairment of deposits for real estate acquisitions	—	—	—	2,000	2,000
FFO (as defined by NAREIT)	(7,737)	(13,255)	2,685	(15,574)	(33,881)
Acquisition fees and expenses (1)	7,165	13,028	1,035	20,471	41,699
Amortization of above- and below-market leases assets and liabilities, net (2)	55	32	(15)	274	346
Non-recurring general and administrative expenses (3)	—	—	—	432	432
Straight-line rent (4)	(4)	(150)	(246)	(376)	(776)
Losses (gains) on foreign currency (5)	468	277	(15)	303	1,033
Losses (gains) on derivatives	—	48	(69)	(44)	(65)
Losses (gains) on hedges and derivatives deemed ineffective	—	82	(37)	251	296
Unrealized gains on non-functional foreign currency advances not designated as net- investment hedges	—	—	—	(1,670)	(1,670)
MFFO	$(53)	$62	$3,338	$4,067	$7,414
____________________

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

(3)	Represents our estimate of non-recurring transactional charges, such as, professional tax advisory services relating to set up of our foreign tax structure and initial internal audit set up incurred.

(4)
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

(5)
Represents components of net loss primarily resulting from the changes in exchange rates related to the time deposits on acquisitions are made and the related acquisition is consummated. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance.

Distributions
On October 22, 2014, the board of directors authorized, and we declared, a distribution rate which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0048630137 per day, based on a per share price of $25.00. On March 18, 2016, our board of directors approved a change to the daily distribution amount to $0.0048497270 per day per share of Common Stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.775 per annum, per share of common stock. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The first distribution payment was made on December 1, 2014. We intend to accrue and pay distributions on a regular basis. We intend to fund such distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distribution until we make substantial investments and we can give no assurance that we will pay distributions solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the IPO to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income (loss) as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gains.
During the year ended December 31, 2015, distributions paid to common stockholders were $12.5 million, inclusive of $5.6 million of distributions made under the DRIP. During the year ended December 31, 2015, cash used to pay distributions was generated from cash flows from operations, the net proceeds of our IPO and Common Stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders for the periods indicated:

	Three Months Ended								Year Ended December 31, 2015
	March 31, 2015		June 30, 2015		September 30, 2015		December 31, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$426		$1,359		$2,322		$2,749		$6,856
Distributions reinvested pursuant to the DRIP	254		951		1,971		2,409		5,585
Total distributions	$680		$2,310		$4,293		$5,158		$12,441

Source of distribution coverage:
Cash flows provided by (used in) operations	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Proceeds from issuance of common stock	426	62.6%	1,359	58.8%	2,322	54.1%	2,749	53.3%	6,856	55.1%
Common stock issued under the DRIP / offering proceeds	254	37.4%	951	41.2%	1,971	45.9%	2,409	46.7%	5,585	44.9%
Total sources of distribution coverage	$680	100.0%	$2,310	100.0%	$4,293	100.0%	$5,158	100.0%	$12,441	100.0%

Cash flows used in operations (GAAP basis) (2)	$(5,852)		$(6,843)		$(848)		$(14,400)		$(27,943)

Net loss (in accordance with GAAP)	$(8,219)		$(14,790)		$(51)		$(21,455)		$(44,515)
_______________________________

(1)
Distributions amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. Distributions related to unvested restricted stock were $9,596 and $1,660 for the years ended December 31, 2015 and 2014 of which $7,188 was paid during 2015. Distributions paid related to Class B units were $25,835 for the year ended December 31, 2015. No distributions related to unvested restricted stock and Class B units were paid for the period from April 23, 2014 (date of inception) to December 31, 2014.

(2)	Cash flows used in operations for the period ended December 31, 2015 reflects acquisition and transaction related expenses of $41.7 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the for the period from April 23, 2014 (date of inception) to December 31, 2015:

For the Period from April 23, 2014 (date of inception) to December 31, 2015
(In thousands)
Distributions paid: (1)
Distributions paid to common stockholders in cash	$6,915
Distributions paid to common stockholders pursuant to DRIP	5,613
Vested restricted stockholders in cash	19
Total distributions paid	$12,547

Reconciliation of net loss:
Revenues	$21,668
Acquisition and transaction-related expenses	(43,617)
Depreciation and amortization	(8,634)
Impairment of deposits for real estate acquisitions	(2,000)
Other operating expenses	(7,394)
Income tax benefit	2,201
Other non-operating expense	(9,193)
Net loss (in accordance with GAAP) (2)	$(46,969)
_______________________________

(1)
Distributions amounts for the periods indicated above exclude distributions related to unvested restricted stock and Class B units. Distributions related to unvested restricted stock were $9,596 and $1,660 for the years ended December 31, 2015 and 2014 of which $7,188 was paid during 2015. Distributions paid related to Class B units were $25,835 for the year ended December 31, 2015. No distributions related to unvested restricted stock and Class B units were paid for the period from April 23, 2014 (date of inception) to December 31, 2014.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding as of December 31, 2015. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2015, our net tangible book value per share was $6.1. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per share and $23.75 per common share under our DRIP.
Our DRIP price was not established on an independent basis and was not based on the actual or projected net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our Common Stock are likely to cause our DRIP price to be higher than the amount our stockholder would receive per share if we were to liquidate at this time.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. On March 11, 2016, the Company repaid the outstanding amount of the Credit Facility in full and terminated its credit agreement.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. The functional currency of our foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations and comprehensive loss are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive earnings (loss) in the consolidated statements of equity.
Contractual Obligations
The following table presents our estimated future payments under contractual obligations at December 31, 2015 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$281,442	$—	$82,274	$199,168	$—
Interest on mortgage notes payable (1)	24,396	7,486	11,740	5,170	—
Principal on Credit Facility (2)	28,630	28,630	—	—	—
Interest on Credit Facility (1)(2)	138	138	—	—	—
Principal on Mezzanine Facility loans (3)	136,777	—	136,777	—	—
Interest on Mezzanine Facility loans (1)	19,464	9,616	9,848	—	—
Total (4) (5) (6)	$490,847	$45,870	$240,639	$204,338	$—
_________________________

(1)	Based on interest rates at December 31, 2015.

(2)	The Credit Facility was paid in full on March 11, 2016.

(3)	The initial maturity date of the Mezzanine Facility is August 13, 2017.

(4)	Ground lease rental payments due are not included in this table as the Company's one ground lease which is related to ING Amsterdam property is prepaid through 2050.

(5)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2015, which consisted primarily of the Euro. As of December 31, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(6)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Mezzanine Facility
On November 13, 2015, we through a wholly owned subsidiary entity (the "Borrower"), entered into a Mezzanine Facility, that provided for aggregate borrowings up to €128.0 million subject to certain conditions. The Mezzanine Facility may be prepaid at any time during the term commencing on March 31, 2016 with a minimum of all mezzanine interest due for the first nine months of the loan payable, less any interest already paid. We had $136.8 million outstanding under the Mezzanine Facility as of December 31, 2015.
Election as a REIT
We qualified to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code effective with our taxable year ended December 31, 2015, and intend to operate in a manner that would allow us to continue to qualify as a REIT. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT for U.S. federal income tax purposes. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.

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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We are also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Effective February 26, 2016, we entered into a definitive agreement with DST Systems, Inc., our previous provider of sub-transfer agency services, to directly provide us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 10 — Related Party Transactions to our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk, and we are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in our investment decisions we attempt to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.
Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
Interest Rate Risk
The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed REITs. Increases in interest rates may also have an impact on the credit profile of certain tenants.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2015, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net asset position of $6.2 million (Note 7 — Derivatives and Hedging Activities).
As of December 31, 2015, our total consolidated debt included borrowings under our Credit Facility, Mezzanine Facility and secured mortgage financings, with a total carrying value of $446.8 million, and a total estimated fair value of $452.0 million and a weighted average effective interest rate per annum of 4.4%. At December 31, 2015 all of our consolidated debt either bore interest at fixed rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual effective interest rates on our fixed-rate debt at December 31, 2015 ranged from 1.4% to 9.1%. Our debt obligations are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2015:

(In thousands)	Fixed-rate debt (1)		Variable-rate debt (1)
2016	$28,382	(2)	$—
2017	160,871		—
2018	58,180		—
2019	96,097		—
2020	103,071		—
Thereafter	—		—
Total	$446,601		$—
_______________________

(1)	Amounts are based on the exchange rate at December 31, 2015, as applicable.

(2)
On March 11, 2016, we terminated our Credit Facility agreement and repaid in full the outstanding balance of $28.4 million comprised of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43) and €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12) with available cash on hand.

The estimated fair value of our fixed-rate debt, excluding Credit Facility which was terminated and repaid in full on March 11, 2016, that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2015 by an aggregate increase of $2.3 million or an aggregate decrease of $1.3 million, respectively.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in the Europe and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and the British pound sterling which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The total estimated fair value of our foreign currency forward contracts, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $0.6 million at December 31, 2015. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2015, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2016	$24,767	$19,175	$43,942
2017	24,807	19,647	44,454
2018	26,525	20,545	47,070
2019	26,552	21,167	47,719
2020	26,591	22,067	48,658
Thereafter	96,017	90,504	186,521
Total	$225,259	$193,105	$418,364
_______________________

(1)	Based on the exchange rate as of December 31, 2015.

The initial maturity of our Credit Facility is January 28, 2017. The Credit Facility was terminated and repaid in full on March 11, 2016. Scheduled debt service payments (principal and interest) for mortgage notes payable and Mezzanine Facility for our foreign operations as of December 31, 2015, excluding the Credit Facility, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2016	$—	$—	$—
2017	24,094	—	24,094
2018	—	58,180	58,180
2019	54,535	41,562	96,097
2020	103,071	—	103,071
Thereafter	—	—	—
Total	$181,700	$99,742	$281,442

Future Debt Service Payments (1) (2)
Mezzanine Facility
(In thousands)	Euro	British pound sterling	Total
2016	$—	$—	$—
2017	79,137	57,640	136,777
2018	—	—	—
2019	—	—	—
2020	—	—	—
Thereafter	—	—	—
Total	$79,137	$57,640	$136,777
_______________________

(1)	Based on the exchange rate as of December 31, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2015.
We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Mezzanine Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of December 31, 2015, in certain areas. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries, tenants and industries.
Based on original purchase price, the majority of our properties are located in Europe (95.5%) and in the U.S. (4.5%). The majority of our directly owned real estate properties and related loans are located in United Kingdom (42.7%), France (24.2%), The Netherlands (17.1%), Luxembourg (9.5%), Germany (2.2%) and the remaining are in the U.S. (4.3%) of our annualized rental income at December 31, 2015. See Item 2. Properties in this Annual Report on Form 10-K for further discussion on distribution across countries and industries.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fiscal year ended December 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Advisory Agreement Amendment
On March 22, 2016, the Company, the OP and the Advisor entered into an amendment to the advisory agreement, which, effective January 1, 2016, provides for an asset management fee of 0.0625% (the "Asset Management Fee") of the cost of assets held during each monthly period, payable in cash, shares or OP Units (at the Advisor's election) on the first business day following the end of the monthly period. For any given month, if the sum of the (x) Acquisition Fees for the immediately prior month and (y) the Asset Management Fee to be paid for the given month, exceed the Asset Management Fee payable for the given month (such excess, the “Fee Limit”), the Company will pay (i) the Asset Management Fee minus the amount representing the Fee Limit in the form of cash, shares of Common Stock, or Class OP Units, or a combination thereof, the form of payment to be determined in the sole discretion of the Advisor; and (ii) an amount equal to the Fee Limit in the form of Class B Units; it being understood that, for any given month, if the Acquisition Fees payable for the immediately prior month exceed the Asset Management Fee to be paid for the given month, the entire Asset Management Fee for such month will be payable as Class B units. See Note 10 — Related Party Transactions to our audited consolidated financial statements included in this Annual Report on Form 10-K. Concurrent with amending the advisory agreement, the Company made conforming amendments to the limited partnership agreement of the OP.
Indemnification Agreement
On March 21, 2016, American Realty Capital Global Trust II, Inc. (the “Company”) entered into an indemnification agreement (the “Indemnification Agreement”) with Timothy Salvemini in connection with the appointment of Mr. Salvemini as chief financial officer, treasurer and secretary of the Company, effective December 1, 2015 of the Company on November 19, 2015.
The Indemnification Agreement is substantially similar in form to the indemnification agreement entered into by the Company with its other directors and officers and provides that the Company will indemnify Mr. Salvemini to the fullest extent permitted by Maryland law and the Company’s charter and subject to the limitations set forth in the Indemnification Agreement, from and against all judgments, penalties, fines and amounts paid in settlement and expenses reasonably incurred by Mr. Salvemini that may result or arise in connection with Mr. Salvemini serving in his capacity as a present or former director, officer, employee or agent of the Company or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that Mr. Salvemini is or was serving in such capacity at the request of the Company. The Indemnification Agreement further provides that, subject to the limitations set forth in the Indemnification Agreement, the Company will, without requiring a preliminary determination of Mr. Salvemini’s ultimate entitlement of indemnification under the Indemnification Agreement, advance all reasonable expenses to Mr. Salvemini incurred by or on behalf of Mr. Salvemini in connection with any proceeding Mr. Salvemini is or is threatened to be made a party to.
The Indemnification Agreement provides that Mr. Salvemini is entitled to indemnification unless it is established by clear and convincing evidence that (a) the act or omission of Mr. Salvemini was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty, (b) Mr. Salvemini actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, Mr. Salvemini had reasonable cause to believe that his conduct was unlawful. The Indemnification Agreement further limits Mr. Salvemini’s entitlement to indemnification in cases where (a) Mr. Salvemini’s gross negligence or willful misconduct caused loss or liability to the Company, (b) loss or liability arose from an alleged violation of federal or state securities laws unless certain conditions were met, (c) the proceeding was one by or in the right of the Company and Mr. Salvemini was adjudged to be liable to the Company, (d) Mr. Salvemini was adjudged to be liable on the basis that personal benefit was improperly received in any proceeding charging improper personal benefit to Mr. Salvemini or (e) the proceeding was brought by Mr. Salvemini, except in certain circumstances.
The Indemnification Agreement also provides that, except for a proceeding brought by Mr. Salvemini, the Company has the right to defend Mr. Salvemini in any proceeding which may give rise to indemnification under the Indemnification Agreement. The Indemnification Agreement grants Mr. Salvemini the right to separate counsel in certain proceedings involving separate defenses, counterclaims or other conflicts of interest and in proceedings in which the Company fails to assume the defense of Mr. Salvemini in a timely manner. The Indemnification Agreement further provides that the Company will use its reasonable best efforts to acquire directors and officers liability insurance covering Mr. Salvemini or any claim made against Mr. Salvemini by reason of his service to the Company.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, attention Chief Financial Officer.
The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders to be filed on or before April 29, 2016, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders to be filed on or before April 29, 2016, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders to be filed on or before April 29, 2016, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders to be filed on or before April 29, 2016, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders to be filed on or before April 29, 2016, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-37 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 *	Termination Agreement, dated as of December 31, 2015, between the Company, American Realty Capital Global II Advisors, LLC and Realty Capital Securities, LLC.
3.1 (2)	Articles of Amendment and Restatement for American Realty Capital Global Trust II, Inc.
3.2 (4)	Bylaws of American Realty Capital Global Trust II, Inc.
4.1 (6)	Amended and Restated Agreement of Limited Partnership of American Realty Capital Global II Operating Partnership, L.P., dated August 10, 2015.
4.2 *	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Global II Operating Partnership, L.P., dated March 22, 2016.
10.1 (2)	Advisory Agreement by and among the Company, American Realty Capital Global II Operating Partnership, L.P. and American Realty Capital Global II Advisors, LLC dated as of August 26, 2014.
10.2 *
First Amendment to Advisory Agreement by and among the Company, American Realty Capital Global II Operating Partnership, L.P. and American Realty Capital Global II Advisors, LLC dated as of March 22, 2016.

10.3 (2)
Property Management and Leasing Agreement by and among the Company, American Realty Capital Global II Operating Partnership, L.P. and American Realty Capital Global II Properties, LLC dated as of August 26, 2014.

10.4 (1)	Form of Employee and Director Incentive Restricted Share Plan of the Company.
10.5 (2)	Purchase and Sale Agreement, dated October 20, 2014, between AR Capital, LLC and Harbor Investments III, LLC.
10.6 (4)	Agreement for the Sale and Leaseback of Haarlerbergweg 13-23 Amsteradam Zuidoost between ING Bank N.V. and ARC INGAMNE001, LLC, December 31, 2014.
10.7 (4)	Deed of Sale between F Projet and ARC Global II Marseille, dated December 29, 2014.
10.8 (4)	Deed of Sale between SCCV Canteloup and ARC Global II Bordeaux, dated December 29, 2014
10.9 (4)	Share Purchase Agreement between IVG Institutional Funds Gmbh and ARC Global II DB Lux Sàrl, dated as of January 19, 2015.
10.10 (4)	Credit Agreement among American Realty Capital Global II Operating Partnership, L.P., the lenders party thereto and Barclays Bank PLC, dated as of January 28, 2015.
10.11 (4)	Deed of Sale between Fonciere de Paris SIIC and ARC Global II Rueil, dated February 27, 2015.
10.12 (4)	Facility Agreement, dated December 29, 2014, between Deutsche Pfandbriefbank AG and the borrowers party thereto.
10.13 (4)	Amendment No. 1 to the Credit Agreement dated December 29, 2014 between Deutsche Pfandbriefbank AG and the borrowers party thereto, dated February 27, 2015.
10.14 (4)	Amended Credit Agreement between Deutsche Pfandbriefbank AG and the borrowers party thereto, dated February 27, 2015.

Exhibit No.	Description
10.15 (4)
Indemnification Agreement between the Company and each of Scott J. Bowman, Peter M. Budko, Robert T. Cassato, Patrick J. Goulding, William M. Kahane, Stanley R. Perla, Nicholas S. Schorsch, Andrew Winer, Edward M. Weil, Jr., American Realty Capital Global II Advisors, LLC, AR Capital, LLC and RCS Capital Corporation, dated as of December 31, 2014.

10.16 (4)	Indemnification Agreement between the Company and Robert H. Burns, dated as of March 30, 2015.
10.17 (5)	Indemnification Agreement between the Company and Lee M. Elman, dated as of May 14, 2015.
10.18 (5)	Purchase Agreement, dated March 19, 2015, between Quarry Town Limited and ARC NCKWYDE001, LLC.
10.19 (6)
Mezzanine Facility Agreement, dated May 13, 2015, among ARC Global II DB Lux S.À R.L., M&G Investment Management Limited, Mount Street Mortgage Servicing Limited and Mount Street Mortgage Servicing Limited.

10.20 (6)	Loan Agreement, dated May 18, 2015, between Deutsche Postbank AG and 2 Boulevard Konrad Adenauer S.à r.l.
10.21 (6)	Term Loan Facilities Agreement, dated June 23, 2015, between Deutsche Postbank AG and ARC INGAMNE001, LLC.
10.22 (7)	Agreement for Sale and Purchase of Freehold Property, dated July 17, 2015, between 4 Charity Foundation and ARC FWREAUK001, LLC.
10.23 (7)
Sterling Term Facility Agreement, dated October 21, 2015, among ARC FWREAUK001, LLC, as Borrower, The Royal Bank of Scotland International Limited, as Arranger, Agent, Security Agent and Account Bank, and the lenders party thereto.

10.24 (7)
Mezzanine Facility Agreement, dated November 13, 2015, among ARC Global II (Midco) S.À.R.L, as Borrower, M&G Investment Management Limited, as Arranger, and CBRE Loan Servicing Limited, as Agent and Security Agent.

10.25 *	Indemnification Agreement between the Company and Timothy Salvemini, dated as of March 21, 2016.
10.26 *	Purchase Agreement between Futurestate Limited and HC Glasgow S.a.r.l., dated as of September 3, 2015.
10.27 *	Facility Agreement between HC Glasgow S.a.r.l. and Lloyds Bank PLC as Arranger, Agent and Security Agent, dated as of December 14, 2015.
14.1 (1)	Code of Ethics.
16.1 (3)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 20, 2015.
21.1 *	List of Subsidiaries.
23.1 *	Consent of PricewaterhouseCoopers LLP.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_______________________

*	Filed herewith

(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11/A filed with the SEC on August 11, 2014.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014.

(3)	Filed as an exhibit to our Current Report on form 8-K filed with the SEC on January 20, 2015.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 1, 2015.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015.

(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March, 2016.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.
By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual reports on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Executive Chairman of the Board of Directors	March 22, 2016
Edward M. Weil, Jr.

/s/ Scott J. Bowman	Chief Executive Officer and President (Principal Executive Officer)	March 22, 2016
Scott J. Bowman

/s/ Timothy Salvemini	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 22, 2016
Timothy Salvemini

/s/ Robert H. Burns	Independent Director	March 22, 2016
Robert H. Burns

/s/ Lee M. Elman	Independent Director and Audit Committee Chair	March 22, 2016
Lee M. Elman

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2015 and for the Period from April 23, 2014 (date of inception) to December 31, 2014	F-4

Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2015 and for the Period from April 23, 2014 (date of inception) to December 31, 2014	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2015 and for the Period from April 23, 2014 (date of inception) to December 31, 2014	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-37

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

The Company has determined that its properties located in Reading, United Kingdom, which are leased to a single tenant (Foster Wheeler Energy Ltd and guaranteed by a wholly owned subsidiary of Amec Foster Wheeler plc), represents significant portion of its assets. Accordingly, the Company is required to provide audited financial statements of the lessee or guarantor for the periods required by S-X 3-01 and 3-02 / S-X 8-02 and 8-03. The Company is endeavoring to obtain such audited financial statements and will file them when they become available. Financial statements for Amec Foster Wheeler plc are available at https://www.sec.gov/Archives/edgar/data/1328798/000119163816001805/amfw201603106k.htm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Realty Capital Global Trust II, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Realty Capital Global Trust, II, Inc. (the “Company”) and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and for the period from April 23, 2014 (date of inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 22, 2016

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Real estate investments, at cost:
Land	$79,653	$5,271
Buildings, fixtures and improvements	400,665	23,669
Acquired intangible lease assets	122,957	4,520
Total real estate investments, at cost	603,275	33,460
Less accumulated depreciation and amortization	(9,390)	—
Total real estate investments, net	593,885	33,460
Cash and cash equivalents	22,735	1,286
Restricted cash	23,615	—
Derivatives, at fair value	8,165	250
Deposits for real estate acquisitions	—	5,464
Prepaid expenses and other assets	9,099	7,265
Receivable for sale of common stock	—	891
Deferred tax assets	2,753	—
Goodwill and other intangible assets	5,882	—
Deferred financing costs, net	10,986	749
Total assets	$677,120	$49,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Short term notes payable	$—	$6,746
Mortgage notes payable	281,442	17,139
Credit facility	28,630	—
Mezzanine facility	136,777	—
Below-market lease liabilities, net	3,749	—
Derivatives, at fair value	1,927	86
Due to affiliates	280	1,268
Accounts payable and accrued expenses	10,120	300
Prepaid rent	5,821	366
Taxes payable	474	—
Deferred tax liability	5,921	—
Distributions payable	1,848	155
Total liabilities	476,989	26,060

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 12,249,858 and 1,297,355 shares issued; and 12,242,127 and 1,297,355 shares outstanding as of December 31, 2015 and 2014, respectively.	122	13
Additional paid-in capital	263,030	26,004
Accumulated other comprehensive income (loss)	(1,701)	(41)
Accumulated deficit	(61,320)	(2,671)
Total stockholders' equity	200,131	23,305
Total liabilities and stockholders' equity	$677,120	$49,365

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	December 31, 2015	For the Period from April 23, 2014 (date of inception) to December 31, 2014
Revenue:
Rental income	$19,557	$20
Operating expense reimbursements	2,091	—
Total revenues	21,648	20

Expenses:
Property operating	3,084	—
Operating fees to affiliates	946	—
Acquisition and transaction related	41,699	1,918
Impairment of deposits for real estate acquisitions	2,000	—
General and administrative	2,868	496
Depreciation and amortization	8,634	—
Total expenses	59,231	2,414
Operating loss	(37,583)	(2,394)
Other income (expense):
Interest expense	(9,571)	(6)
Losses on foreign currency	(1,033)	(54)
Gains on derivative instruments	65	—
Losses on hedges and derivatives deemed ineffective	(296)	—
Unrealized gains on non-functional foreign currency advances not designated as net-investment hedges	1,670	—
Other income	32	—
Total other income (expense)	(9,133)	(60)
Net loss before income taxes	(46,716)	(2,454)
Income taxes benefit	2,201	—
Net loss	$(44,515)	$(2,454)

Other comprehensive income (loss):
Cumulative translation adjustment	(7,918)	(205)
Designated derivatives, fair value adjustments	6,258	164
Comprehensive loss	$(46,175)	$(2,495)

Basic and diluted weighted average shares outstanding	7,958,663	684,769
Basic and diluted net loss per share	$(5.59)	$(3.58)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, April 23, 2014 (date of inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	1,296,173	13	32,132	—	—	32,145
Offering Costs	—	—	(6,160)	—	—	(6,160)
Common stock issued through distribution reinvestment plan	1,182	—	28	—	—	28
Share-based compensation	—	—	—	—	—	—
Amortization of restricted shares	—	—	4	—	—	4
Distributions declared	—	—	—	—	(241)	(241)
Cumulative translation adjustment	—	—	—	(205)	24	(181)
Net loss	—	—	—	—	(2,454)	(2,454)
Other comprehensive income	—	—	—	164	—	164
Balance, December 31, 2014	1,297,355	$13	$26,004	$(41)	$(2,671)	$23,305
Issuance of common stock	10,725,777	107	265,237	—	—	265,344
Common stock offering costs, commissions and dealer manager fees	—	—	(33,428)	—	—	(33,428)
Common stock repurchases, inclusive of fees	(17,316)	—	(413)	—	—	(413)
Common stock issued through distribution reinvestment plan	235,189	2	5,583	—	—	5,585
Share-based compensation	1,122	—	25	—	—	25
Amortization of restricted shares	—	—	22	—	—	22
Distributions declared		—	—	—	(14,134)	(14,134)
Net loss	—	—	—	—	(44,515)	(44,515)
Cumulative translation adjustment	—	—	—	(7,918)	—	(7,918)
Designated derivatives, fair value adjustments	—	—	—	6,258	—	6,258
Balance, December 31, 2015	12,242,127	$122	$263,030	$(1,701)	$(61,320)	$200,131

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2015	For the Period from April 23, 2014 (date of inception) to December 31, 2014
Cash flows from operating activities:
Net loss	$(44,515)	$(2,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,675	—
Amortization of intangibles	3,959	—
Amortization of deferred financing costs	2,399	3
Amortization of below-market lease liabilities	(190)	—
Amortization of above-market lease assets	536	—
Amortization of below-market ground lease assets	350	—
Straight line rent	(776)	—
Impairment of deposits for real estate acquisitions	2,000	—
Share-based compensation	47	4
Net realized and unrealized marked-to-market transactions	184	—
Changes in operating assets and liabilities, net:
Due to affiliates	(988)	1,268
Prepaid expenses and other assets	(7,833)	(519)
Deferred tax assets	(2,753)	—
Accounts payable and accrued expenses	8,994	(1,508)
Prepaid rent	5,455	366
Deferred tax liability	39	—
Taxes payable	474	—
Net cash used in operating activities	(27,943)	(2,840)
Cash flows from investing activities:
Investment in real estate and real estate related assets	(232,235)	(16,497)
Deposits for real estate acquisitions	3,464	(5,464)
Net cash used in investing activities	(228,771)	(21,961)
Cash flows from financing activities:
Borrowings under credit facility	16,341	—
Repayments on credit facility	(4,197)	—
Borrowings under mezzanine facility	136,997	—
Repayments of mortgage notes payable	(59,201)	—
Payments of deferred financing costs	(11,991)	(752)
Proceeds from issuance of common stock	266,235	31,254
Payments of offering costs	(33,428)	(4,352)
Distributions paid	(6,856)	(59)
Payments on common stock repurchases, inclusive of fees	(413)	—
Restricted cash	(23,615)	—
Net cash provided by financing activities	279,872	26,091
Net change in cash and cash equivalents	23,158	1,290
Effect of exchange rate on cash	(1,709)	(4)
Cash and cash equivalents, beginning of period	1,286	—
Cash and cash equivalents, end of period	$22,735	$1,286

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2015	For the Period from April 23, 2014 (date of inception) to December 31, 2014
Supplemental Disclosures:
Cash paid for interest	$4,776	$—
Cash paid for income taxes	—	—

Non-Cash Investing and Financing Activities:
Deferred financing costs in accounts payables and accrued expenses	$826	$—
VAT refund receivable used to repay notes payable	6,746	(6,746)
Mortgage notes payable assumed or used to acquire investments in real estate	336,603	17,323
Repayment of notes payable	(6,746)	6,746
Borrowings under credit facility to acquire real estate	17,256	—
Common stock issued through distribution reimbursement plan	5,585	28

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1 — Organization
American Realty Capital Global Trust II, Inc. (the “Company”) was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2015.
On August 26, 2014, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 125.0 million shares of common stock, $0.01 par value per share ("Common Stock"), at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-196549) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covered up to 26.3 million shares of Common Stock pursuant to a distribution reinvestment plan (the “DRIP”).
On November 15, 2015, the Company announced the suspension of its IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performs pursuant to the dealer manager agreement for the IPO, effective immediately. The Company purchased its first property and commenced active operations on December 29, 2014. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that the Company will resume the IPO. The Company registered $3.125 billion in shares of Common Stock for sale in its IPO and, through December 31, 2015, the Company sold 12.2 million shares of Common Stock outstanding, including shares issued pursuant to its IPO and its DRIP for approximately $302.7 million in gross proceeds, all of which had been invested or used for other purposes.
On December 31, 2015, the Company registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3 (File No-333-208820).
The Company was formed primarily to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. All such properties may be acquired and operated by the Company alone or jointly with Moor Park Capital Global II Advisors Limited (the “Service Provider”) or another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2015, the Company owned 16 properties consisting of 4.2 million rentable square feet, which were 99.9% leased, with weighted average remaining lease term of 9.0 years. 4.5% of the Company's properties are located in United States and 95.5% are located in Europe.
Until the NAV pricing date (as described below) the per share purchase price for shares issued under the DRIP will be equal to $23.75 per share. Beginning with the NAV pricing date (as described below), the per share price for shares under the DRIP will vary quarterly and will be equal to the Company’s per share net asset value (the "NAV"), as determined by American Realty Capital Global II Advisors, LLC (the “Advisor”). The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO.
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
Our Former Dealer Manager served as the dealer manager of our IPO and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
The Company has no direct employees. The Company's Advisor has been retained to manage its affairs on a day-to-day basis. The properties are managed and leased by the Property Manager. The Advisor, Property Manager and Special Limited Partner are under common control with the parent of the Sponsor, as a result of which they are related parties, and have received and will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

the Company's assets. The Advisor has entered into a service provider agreement with the Service Provider. The Service Provider is not affiliated with the Company, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor’s oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned by the Advisor or Property Manager, as applicable, to the Service Provider, solely with respect to the Company's foreign investments in Europe.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2015, the Company does not have investments in variable interest entities ("VIE").
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, income taxes, derivative financial instruments and hedging activities, as applicable.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Former Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 2% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds determined during the IPO. The IPO is currently suspended but securities may still be sold under the offering until the end of the two year period from the beginning of the IPO, subject to a potential one year extension. In the event that no further amounts are raised under the IPO, the Advisor will be required to reimburse such excess amounts to the Company.
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
As of December 31, 2015, the Company included unbilled cumulative straight line rents receivable in Prepaid expenses and other assets in the consolidated balance sheets of $0.7 million. As of December 31, 2014, the Company had no unbilled cumulative straight line rents receivable in Prepaid expenses and other assets in the consolidated balance sheets. As of December 31, 2015, the Company’s rental revenue included impacts of unbilled rental revenue of $0.8 million to adjust contractual rent to straight line

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

rent. The Company’s rental revenue had no impacts of unbilled rental revenue to adjust contractual rent to straight line rent during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company's allowance for uncollectible accounts or records a direct write-off of the receivable in the Company's consolidated statements of operations and comprehensive loss.
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
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests are recorded at their estimated fair values.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations and comprehensive loss. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. The Company didn't have any properties held for sale as of December 31, 2015 and during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company evaluates the lease accounting for each new property acquired with existing or new lease and reviews for any capital lease criteria. A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception.
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
December 31, 2015

Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income (loss).
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Intangible assets and acquired lease liabilities consist of following:

	December 31,
(In thousands)	2015	2014
Intangible assets:
In-place leases, net of accumulated amortization of $3,905 and $0 at December 31, 2015 and 2014, respectively	$73,392	$2,377
Above-market leases, net of accumulated amortization of $527 and $0 at December 31, 2015 and 2014, respectively	20,590	2,143
Below-market ground leases, net of accumulated amortization of $350 and $0 at December 31, 2015 and 2014, respectively	24,193	—
Total intangible lease assets, net	$118,175	$4,520
Intangible liabilities:
Below-market leases, net of accumulated amortization of $186 and $0 at December 31, 2015 and 2014, respectively	$3,749	$—
Total intangible lease liabilities, net	$3,749	$—

The following table provides the weighted-average amortization and accretion periods as of December 31, 2015 for intangible assets and liabilities and the projected amortization expense and adjustments to rental revenues for the next five calendar years:

(In thousands)	Weighted-Average Amortization (Years)	2016	2017	2018	2019	2020
In-place leases	9.5	$7,943	$7,943	$7,943	$7,943	$7,943
Total to be included in depreciation and amortization		$7,943	$7,943	$7,943	$7,943	$7,943

Above-market lease assets	8.9	$2,321	$2,321	$2,321	$2,321	$2,321
Below-market lease liabilities	11.1	(353)	(353)	(353)	(353)	(353)
Total to be included in rental income		$1,968	$1,968	$1,968	$1,968	$1,968

Below-market ground lease assets	34.5	$701	$701	$701	$701	$701
Total to be included in property operating expense		$701	$701	$701	$701	$701
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment we determined that the goodwill is not impaired as of December 31, 2015 and no further analysis is required.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. Deposits in the United States other countries where we have deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") in the United States, Financial Services Compensation Scheme ("FSCS") in the United Kingdom, Duchy Deposit Guarantee Scheme ("DDGS") in Luxembourg and by similar agencies in the other countries, up to insurance limits. The Company had deposits in the United States, United Kingdom, France, Luxembourg, Germany and The Netherlands totaling $22.7 million at December 31, 2015, of which $4.3 million, $6.4 million and $9.1 million were in excess of amounts insured by the FDIC, FSCS and European equivalent deposit insurance companies including DDGS, respectively. Although the Company bears risk to amounts in excess of those insured, it does not anticipate any losses as a result. At December 31, 2014, the Company had deposits in the United States and France totaling $1.3 million, of which $0.8 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured, it does not anticipate any losses as a result.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Restricted Cash
Restricted cash primarily consists of debt service and real estate tax reserves. The Company had restricted cash of $23.6 million as of December 31, 2015. At December 31, 2014 the Company did not have any restricted cash.
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
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company, subject to significant conditions and limitations.
Only those stockholders who purchased their shares from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions are able to participate in the SRP. In other words, once the Company's shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.
Repurchases of shares of Company's Common Stock, when requested, are at its sole discretion. Until the Amended and Restated SRP (described below), the Company has limited the number of shares repurchased during any calendar year to 5.0% of the weighted average number of shares of Common Stock outstanding on December 31st of the previous calendar year. In addition, the Company only authorized to repurchase shares in a given quarter up to the amount of proceeds it received from its DRIP in that same quarter.
On January 26, 2016, the Company's board of directors amended and restated the SRP (the "Amended and Restated SRP") to supersede and replace the existing SRP. Under the Amended and Restated SRP, repurchases of shares of the Company's Common Stock generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester"). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of Common Stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of Common Stock outstanding during the previous fiscal year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds it receives from its DRIP in that same fiscal semester.
Unless the shares of the Company's Common Stock are being repurchased in connection with a stockholder's death or disability and until the NAV pricing date, a stockholder must have held the shares for at least one year prior to offering them for sale to the Company through the Amended and Restated SRP. The purchase price for such shares repurchased under the Amended and Restated SRP prior to the NAV pricing date and in connection with a stockholder's death or disability will be as follows (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our Common Stock):

•	92.5% of the price paid to acquire the shares, for stockholders who had continuously held their shares for at least one year;

•	95.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least two years;

•	97.5% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least three years; and

•	100.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least four years.
No minimum holding period will apply to redemption requests made following the death or qualifying disability of a stockholder. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the IPO until the NAV pricing date, and then at a purchase price equal to the then-current NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Common Stock) on or after the NAV pricing date. The Company's board of directors has the discretion to exempt shares purchased pursuant to its DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, the Company may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

In the case of requests for death or disability, the repurchase price per share will be equal to (a) until the NAV Pricing Date, the price paid to acquire the shares from the Company, or (b) on and following the NAV Pricing Date, the estimated per-share NAV at the time of repurchase.
Beginning with the NAV Pricing Date, the repurchase price for shares under the Amended and Restated SRP will be based on Per Share NAV. Additionally, there will be no minimum holding period for shares of the Company's Common Stock and stockholders will be able to submit their shares for repurchase at any time through the Amended and Restated SRP. Subject to limited exceptions, stockholders whose shares of the Company’s Common Stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0% of the aggregate Per Share NAV of the shares of Common Stock repurchased.
Beginning with the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at the then-current Per Share NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's Common Stock).
The Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend, suspend or terminate the terms of the Amended and Restated SRP.
When a stockholder requests repurchases and the repurchases are approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the Amended and Restated SRP will have the status of authorized but unissued shares. As of December 31, 2015, the Company has repurchased or requested to repurchase some of its Common Stock (see Note 8 — Common Stock for details of shares repurchased).
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of Common Stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. On December 31, 2015, the Company registered an additional 1.3 million shares to be issued under the DRIP. During the year ended December 31, 2015, the Company issued 235,189 shares of Common Stock with a value of $5.6 million and a par value per share of $0.01, under the DRIP. During the period from April 23, 2014 (date of inception) to December 31, 2014, the Company issued 1,182 shares of Common Stock with a value of $28,072 and a par value per share of $0.01, under the DRIP.
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
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (see Note 12 — Share-Based Compensation).
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ending December 31, 2015. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax, to the extent it distributes annually all of its REIT taxable earnings. REITs are subject to a number of other organizational and operational requirements. The Company conducts business in various states and municipalities within the United States, United Kingdom and continental Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease Company's earnings and available cash.
In addition, the Company's international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. For the period from April 23, 2014 (date of inception) to December 31, 2014, the Company was taxed as a C corporation, pursuant to which income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carry-forwards, using expected tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Because, the Company intends to elect and qualify to be taxed as a REIT commencing with the taxable year ended December 31, 2015, it did not anticipate that any applicable deferred tax assets or liabilities will be realized.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. The Company establishes tax reserves based on a benefit recognition model, which the Company believes could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The Company derecognizes the tax position when it is no longer more likely than not of being sustained.
The Company recognizes deferred income taxes in certain of its subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. The Company provides a valuation allowance against its deferred income tax assets when it believes that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).
The Company derives most of its REIT income from its real estate operations in Europe, which are subject to foreign taxes. The Company's real estate operations in the United States are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

•
Basis differences between tax and U.S. GAAP for certain international real estate investments. For income tax purposes, in certain acquisitions, the Company assumes the seller’s basis, or the carry-over basis, in the acquired assets. The carry-over basis is typically lower than the purchase price, or the U.S. GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets;

•	Timing differences generated by differences in the U.S. GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs and depreciation expense; and

•
Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

The Company’s current and deferred income tax benefit (provision) for the year ended December 31, 2015 was $(0.6) million and $2.7 million, respectively. The deferred tax assets included in the consolidated balance sheet is net of a valuation allowance in the amount of $(0.1) million as of December 31, 2015.
The Company recognizes current income taxes benefit for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income taxes benefit fluctuates from period to period based primarily on the timing of our taxable income. For the year ended December 31, 2015 the Company recognized an income taxes benefit of $2.2 million. Deferred income taxes benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the United States or in foreign jurisdictions.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distributions, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code.
The following table details from a tax perspective, the portion of a distribution classified as return of capital and ordinary dividend income, per share per annum, for the year ended December 31, 2015:

(In thousands)	Year Ended December 31, 2015
Return of capital	$0.72	40.4%
Ordinary dividend income	1.06	59.6%
Total	$1.78	100.0%
Foreign Currency Translation
The Company's reporting currency is the U.S. dollar. The functional currency of the Company's foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations and comprehensive loss are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity.
Per Share Data
The Company calculates basic earnings per share by dividing net income (loss) for the period by weighted-average shares of its Common Stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
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
The Company owns and invests in commercial properties principally in continental Europe, the United States and the United Kingdom, that are then leased to companies, primarily on a triple-net lease basis. The Company earns lease revenues from its wholly-owned real estate investments. The Company’s portfolio was comprised of full ownership interests in 16 properties, substantially all of which were net leased to 14 tenants, with an occupancy rate of 99.9%, and total rentable square feet of approximately 4.2 million.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company evaluates its results from operations by its major business segments. Other than the U.K., and continental Europe, no country or tenant individually comprised more than 10% of the Company’s total lease revenues, or total long lived-assets at December 31, 2015.
The following tables present the geographic information (in thousands):

	Year Ended December 31,
(In thousands)	2015	2014
Revenues:
United States	$1,668	$—
United Kingdom	3,468	—
Continental Europe	16,512	20
Total	$21,648	$20

	As of December 31,
(In thousands)	2015	2014
Investments in Real Estate:
United States	$28,390	$—
United Kingdom	243,685	—
Continental Europe	331,200	33,460
Total	$603,275	$33,460
Recently Issued Accounting Pronouncements
Adopted:
In April 2014, FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2015, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The assessment is required for each annual and interim reporting period. Management’s assessment should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. If conditions or events give rise to substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management’s plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Pending Adoption:
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB finalized a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

date. The new guidance will be effective in the Company's 2018 fiscal year. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. The Company will adopt the new guidance in fiscal 2016 and believes the guidance will not have a material impact on its consolidated financial position, results of operations or cash flows.
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
In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall:Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The revised guidance amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. The Company is currently evaluating the impact of the new guidance.
In February 2016, the FASB issued ASU 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2014, and during the year ended December 31, 2015:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2014	2	$33,820
Twelve Months Ended December 31, 2015	14	586,094
Portfolio as of December 31, 2015	16	$619,914
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table presents the allocation of assets acquired and liabilities assumed during the year ended December 31, 2015 and the period from April 23, 2014 (date of inception) to December 31, 2014 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase.

(Dollar amounts in thousands)	Year Ended December 31, 2014	Period from April 23, 2014 (date of inception) to December 31, 2014
Real estate investments, at cost:
Land	$77,320	$5,327
Buildings, fixtures and improvements	390,514	23,924
Total tangible assets	467,834	29,251
Acquired intangibles:
In-place leases	77,237	2,403
Above market lease assets	19,848	2,166
Below market lease liabilities	(4,032)	—
Ground lease intangible assets (1)	25,207	—
Total assets acquired, net	586,094	33,820
Mortgage notes payable used to acquire real estate investments	(336,603)	(17,323)
Credit facilities payable used to acquire real estate investments	(17,256)	—
Mezzanine loans payable used to acquire real estate investments	—	—
Cash paid for acquired real estate investments	$232,235	$16,497
Number of properties purchased	14	2
________________________________________________

(1)	Ground lease intangible assets is for one ground lease which is related to ING Amsterdam property which is prepaid through 2050.
The allocations in the table above from land, buildings and fixtures and improvements, in place leases, ground lease assets and liabilities, and above and below market lease assets and liabilities, have been provisionally assigned to each class of assets and liabilities, pending final confirmation from the third party specialist for certain acquisitions purchased during the year ended December 31, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company purchased its first property and commenced active operations on December 29, 2014. The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2015, had been consummated on April 23, 2014 (date of inception). Additionally, the unaudited pro forma net income (loss) was adjusted to exclude acquisition and transaction related expense of $41.7 million for the year ended December 31, 2015 and pushed back to the period from April 23, 2014 (date of inception) to December 31, 2014. Such acquisition and transaction related expenses have been reflected in the period from April 23, 2014 (date of inception) to December 31, 2014 as if such acquisitions costs had been consummated on April 23, 2014.

	Year Ended	Period from April 23, 2014 (date of inception) to December 31, 2014
(In thousands)	December 31, 2015
Pro forma revenues	$52,147	$36,688
Pro forma net income (loss)	$736	$(8,382)
Basic and diluted net income (loss) per share	$0.09	$(6.46)
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

(In thousands)	Future Minimum Base Rental Payments
2016	$46,013
2017	46,532
2018	49,168
2019	49,836
2020	50,784
Thereafter	195,193
$437,526

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10%
of total annualized rental income for all properties on a straight-line basis as of December 31, 2015:

	December 31,
Tenant	2015	2014
Auchan	*	59.5%
Foster Wheeler	25.2%	—%
Harper Collins	15.4%	—%
ING Amsterdam	17.1%	—%
Pole Emploi	*	40.5%
Sagemcom	10.9%	—%
___________________________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table lists the countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2015 and 2014.

	December 31,
Country	2015	2014
France	24.2%	100%
Luxembourg	9.5%	—%
The Netherlands	17.1%	—%
United Kingdom	42.7%	—%
We had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. We believe we will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015 and recognized the impairment charge in earnings on our consolidated statements of operations and comprehensive loss.
Note 4 — Revolving Credit Borrowings
Credit Facility
On January 28, 2015, the Company, through its OP, entered into a credit agreement relating to a credit facility (the “Credit Facility”) that provided for aggregate borrowings up to $100.0 million, including swingline loans up to $50.0 million and letters of credit up to $25.0 million, subject in each case to borrowing base availability and certain other conditions. Borrowings under the Credit Facility were used, along with cash on hand, to finance portfolio acquisitions and for general corporate purposes.
The Company has the option, based upon its consolidated leverage ratio, to have draws under the Credit Facility priced at either (i) Alternate Base Rate plus an applicable spread ranging from 0.5% to 1.1%, (ii) Adjusted LIBO Rate plus an applicable spread ranging from 1.5% to 2.1%, or (iii) Adjusted EURIBOR Rate plus an applicable spread ranging from 1.5% to 2.1%. Alternate Base Rate is defined in the Credit Facility as the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) Adjusted LIBO Rate for a one month interest period on such day plus 1.0%. Adjusted LIBO Rate refers to the London interbank offered rate, adjusted based on applicable reserve percentages established by the Federal Reserve. Adjusted EURIBOR Rate refers to the Euro interbank offered rate, adjusted based on applicable reserve percentages in effect on such day for fundings in Euros maintained by commercial banks which lend in Euros. If any principal or interest on any loan under the Credit Facility or any other amount payable by the OP under the Credit Facility is not paid when due, such overdue amount will bear interest at, in respect of principal, 2.0% plus the rate otherwise applicable to such principal amount, or, in respect of any other amount, 2.0% plus the rate otherwise applicable to loans under the Credit Facility bearing interest at the Alternate Base Rate. As of December 31, 2015, the Credit Facility reflected variable-rate borrowings with a carrying value and fair value of $28.6 million, and a weighted average effective interest rate of of 2.4% after considering interest rate swaps in place.
The Credit Facility agreement provides for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBO Rate loan, based upon the applicable LIBO Rate loan period, with all principal outstanding being due on the maturity date in January 2017. The Credit Facility agreement may be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender has the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans.
On March 11, 2016, the Company terminated and repaid all outstanding amounts under the Credit Facility in full.
Mezzanine Facility
On November 13, 2015, the Company, through a wholly owned subsidiary entity (the "Borrower"), entered into a mezzanine loan agreement (the "Mezzanine Facility"), that provided for aggregate borrowings up to €128.0 million subject to certain conditions. Borrowings under the Mezzanine Facility are expected to be used, along with cash on hand, to refinance certain existing properties and finance portfolio acquisitions. The Mezzanine Facility bears interest at 8.25% per annum, payable quarterly, and is scheduled to mature on August 13, 2017. The creditors can offer leverage up to 82.5% of the net purchase price of the collateral properties. If the actual leverage of the Borrower exceeds 77.5% of net purchase price of the collateral properties, the interest rate for the loan shall be 8.50%.
The Mezzanine Facility is secured by first-priority ranking of the shares of the Borrower, and all of the Borrower's unencumbered country holding vehicles. The Mezzanine Facility is also cross-collateralized by pledges of the direct or indirect ownership of the Company in all the related personal property, reserves, and a pledge of shareholder loans and receivables to the

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

extent not already pledged to senior lenders. The Mezzanine Facility may be prepaid at any time during the term commencing on March 31, 2016 with a minimum of all mezzanine interest due for the first nine months of the loan payable, less any interest already paid. The outstanding amount of the Mezzanine Facility as of December 31, 2015 was $136.8 million. The unused borrowing capacity under the Mezzanine Facility as of December 31, 2015 was $2.8 million.
Foreign currency draws under the Credit Facility are designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations (see Note 7 — Derivatives and Hedging Activities for further discussion).
The total gross carrying value of unencumbered assets as of December 31, 2015 was $28.1 million
Note 5 — Mortgage Notes Payable
Mortgage notes payable as of December 31, 2015 and 2014 consisted of the following:

Country	Portfolio	Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate	Maturity
			December 31, 2015	December 31, 2014
			(In thousands)
France:
	Auchan	1	$9,053	$10,089	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	6,326	7,050	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom	1	39,156	—	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	5,453	—	1.9%	(2)	Fixed	Jul. 2020
	DCNS	1	10,362	—	1.5%	(2)	Fixed	Dec. 2020
Luxembourg:	DB Luxembourg (primary mortgage loan) (3)	1	39,265	—	1.4%	(2)	Fixed	May 2020
	DB Luxembourg (secondary mortgage loan) (3)		24,094	—	9.1%		Fixed	May 2017
The Netherlands:	ING Amsterdam	1	47,991	—	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	7	181,700	17,139
United Kingdom:
	Foster Wheeler	1	58,180	—	2.7%	(2)	Fixed	Oct. 2018
	Harper Collins	1	41,562	—	3.4%	(2)	Fixed	Oct. 2019
	Total GBP denominated	2	99,742	—
	Total	9	$281,442	$17,139	2.7%
_____________________________

(1)	Movements in principal balances are primarily related to changes in exchange rates.

(2)	Fixed as a result of entering into an interest rate swap agreement.

(3)	The DB Luxembourg property is encumbered by a mortgage and a second mortgage loan, each pursuant to the same loan agreement.

The following table summarizes the scheduled aggregate principal payments on the mortgage notes payable subsequent to December 31, 2015:

(In thousands)	Future Principal Payments
2016	$—
2017	24,094
2018	58,180
2019	96,097
2020	103,071
Thereafter	—
$281,442

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Cross currency swaps, net (GBP & EUR)	$—	$7,408	$—	$7,408
Interest rate swaps, net (GBP & EUR)	$—	$(1,726)	$—	$(1,726)
Foreign currency forwards, net (GBP & EUR)	$—	$556	$—	$556
December 31, 2014
Cross currency swaps, net (EUR)	$—	$250	$—	$250
Interest rate swaps, net (EUR)	$—	$(86)	$—	$(86)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2015, or 2014.
Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The fair value of short-term financial instruments such as cash and cash equivalents, due to/from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$281,442	$286,547	$17,139	$16,983
Credit Facility (1)	3	$28,630	$28,630	$—	$—
Mezzanine Facility	3	$136,777	$136,777	$—	$—
_____________________________

(1)
On March 11, 2016, the Company terminated and repaid all outstanding amounts under the Credit Facility in full. As more fully described in Note 7, certain of the Credit Facility advances and Mezzanine Facility are denominated in Euro and British Pounds. All of the foreign currency advances under the Credit Facility, as of December 31, 2015 were designated as net investment hedges and measured at fair value through other comprehensive income as part of the cumulative translation adjustment.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. On March 11, 2016, the Company repaid the outstanding amount of the Credit Facility in full (see Note 4 — Revolving Credit Borrowings). Advances under the Mezzanine Facility with fixed interest rates and advances under the revolving portion of the Mezzanine Facility are considered to be reported at fair value.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any such counterparties will fail to meet their obligations.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheets as of December 31, 2015 and 2014:

		December 31,
(In thousands)	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments:
Cross currency swaps (EUR-USD)	Derivative assets, at fair value	$3,632	$250
Cross currency swaps (GBP-USD)	Derivative assets, at fair value	3,776	—
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	490	—
Interest rate swaps (GBP)	Derivative assets, at fair value	190	—
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(166)	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,751)	(86)
Total		$6,171	$164
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$55	$—
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	22	—
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(10)	—
Total		$67	$—
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2015 and 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2015	$8,165	$(1,927)	$—	$6,238	$—	$—	$6,238
December 31, 2014	$250	$(86)	$—	$164	$—	$—	$164

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

the year ended December 31, 2015, the Company recorded losses of $0.3 million of ineffectiveness in earnings. During the period from April 23, 2014 (date of inception) to December 31, 2014, there were no losses due to ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.1 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014
Amount of gain recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$6,688	$189
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(549)	$—
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(251)	$—
As of December 31, 2015 and 2014 the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedges of interest rate risk:

	December 31, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (EUR)	8	$169,604	2	$17,139
Interest rate swaps (GBP)	3	116,374	—	—
Total	11	$285,978	2	$17,139
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on property investments in foreign countries which pay rental income, property related expenses and hold debt instruments in currencies other than its functional currency. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable currency exchange rate for delivery of a specified amount of foreign currency on specified dates.
In addition, foreign currency advances of £11.2 million ($17.3 million equivalent based upon the exchange rate as of the date of the advance) and €11.0 million ($12.1 million equivalent based upon the exchange rate as of the date of the advance) were drawn under the Company's Credit Facility to fund individual real estate investments in the respective local currency. Foreign denominated draws under the Credit Facility were designated as net investment hedges, which creates a natural hedge against the equity invested, removing the need for final currency swaps.
For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. The Company has recorded losses of $296,000 from over hedging ineffectiveness on the designated net investment hedges for years ended December 31, 2015. The Company did not record any such gains or losses the period from April 23, 2014 (date of inception) to December 31, 2014.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

As of December 31, 2015 and 2014 the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	December 31, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (EUR-USD)	4	$53,998	1	$16,321
Cross currency swaps (GBP-USD)	1	72,725	—	—
Foreign currency forwards (EUR-USD)	1	10,100	—	—
Total	6	$136,823	1	$16,321
Non-Designated Hedges
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the Pound Sterling ("GBP") and the Euro ("EUR"). The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in earnings. The Company recorded marked-to-market gains of $0.1 million on the non-designated derivatives for the years ended December 31, 2015. The Company did not have any non-designated derivatives during the period from April 23, 2014 (date of inception) to December 31, 2014.
As of December 31, 2015 and 2014, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	December 31, 2015		December 31, 2014
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	9	$1,044	—	$—
Foreign currency forwards (EUR-USD)	12	2,136	—	—
Total	21	$3,180	—	$—
The Company entered into the Mezzanine Facility through a foreign subsidiary with EUR functional currency. The Mezzanine Facility allows for draws in both EUR and GBP denominated amounts. As of December 31, 2015, the Company has drawn foreign currency advances under its Mezzanine Facility of £38.9 million ($59.2 million equivalent based upon the exchange rate as of the date of the advance) and €72.6 million ($77.8 million equivalent based upon the exchange rate as of the date of the advance) to refinance certain secondary mortgages as well as fund individual real estate investments in GBP and EUR. GBP denominated draws under the Mezzanine Facility were not designated as net investment hedges against the associated GBP real estate investments. As such, the Company recorded unrealized gains of $1.7 million on the non-functional GBP advances that were not designated as net investment hedges for the year ended December 31, 2015.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of December 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.1 million. As of December 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 8 — Common Stock
On August 26, 2014, the Company commenced its IPO on a “reasonable best efforts” basis of up to 125.0 million shares of Common Stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement. The Registration Statement also covered up to 26.3 million shares of Common Stock under it's DRIP, initially at 23.75 per share, which is 95% of the primary offering price. Beginning with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. The Company reserves the right to reallocate the shares of Common Stock it is offering between the primary offering and the DRIP.
On November 15, 2015, the Company announced the suspension of its IPO, which was conducted by Realty the Former Dealer Manager, as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performs pursuant to the dealer manager agreement for the IPO, effective immediately. The Company purchased its first property and commenced active operations on December 29, 2014. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that the Company will resume the IPO. The Company registered $3.125 billion in shares of Common Stock for sale in its IPO and as of December 31, 2015 and 2014, the Company sold 12.2 million and 1.3 million shares of Common Stock outstanding, including shares issued the DRIP in its IPO. Total gross proceeds from these issuances were $302.7 million and $32.2 million, including proceeds from shares issued under the DRIP, as of December 31, 2015 and 2014, respectively, all of which had been invested or used for other operating purposes.
On October 22, 2014, the board of directors authorized, and the Company declared, a distribution rate which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0048630137 per day, based on a per share price of $25.00. Distributions began to accrue on November 1, 2014 and will be payable by the 5th day day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on December 1, 2014.
The Company's board of directors has adopted an SRP that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum amounts, of their shares on any business day, if such repurchase does not impair the Company's capital or operations. The board reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend, suspend or terminate the terms of the SRP.
Shares purchased under the Amended and Restated SRP will have the status of authorized but unissued shares. The following table reflects the cumulative number of common shares repurchased as of December 31, 2014 and 2015:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2014	—	$—
Three Months Ended September 30, 2015	10,607	23.19
Three Months Ended December 31, 2015 (1)	6,709	24.90
Cumulative repurchases as of December 31, 2015	17,316	$23.85
_____________________________

(1)	All repurchase requests were completed.

Note 9 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2015, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 10 — Related Party Transactions
As of December 31, 2015 and 2014, an entity controlled by the Sponsor owned 8,888 shares of the Company’s outstanding Common Stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2015 and 2014, the Company had no receivable from affiliated entities and had $0.3 million and $1.3 million of payable to their affiliates, respectively.
Fees Paid in Connection with the Offering
The Former Dealer Manager received fees and compensation in connection with the sale of the Company's Common Stock. The Former Dealer Manager received selling commissions of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager received 3.0% of the per share purchase price from the sale of the Company's shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Former Dealer Manager may have re-allowed its dealer-manager fee to participating broker-dealers. A participating broker dealer may have elected to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer-manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option were elected, the Former Dealer Manager's fee would have been reduced to 2.5% (not including selling commissions and dealer manager fees).
The following table details total selling commissions and dealer manager fees incurred and due to the Former Dealer Manager as of and for the periods presented:

	Year Ended December 31, 2015	For the Period from April 23, 2014 (date of inception) to December 31, 2014	Payable as of December 31,
(In thousands)			2015	2014
Total commissions and fees from Former Dealer Manager	$24,003	$2,978	$—	$89

The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheet. As of December 31, 2015, the Company has not incurred any offering cost reimbursements from the Advisor or the Former Dealer Manager. The Company was responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of Common Stock, measured at the end of the IPO. IPO costs in excess of the 2.0% cap as of the end of the IPO will be the Advisor’s responsibility. As of December 31, 2015, offering and related costs exceeded 2.0% of gross proceeds received from the offering by $6.5 million. The IPO is currently suspended but securities may still be sold under the offering until the end of the two year period from the beginning of the IPO, subject to a potential one year extension. In the event that no further amounts are raised under the IPO, the Advisor will be required to reimburse such excess amounts to the Company.

The following table details offering costs and reimbursements incurred and due to the Advisor and Former Dealer Manager as of and for the periods presented:

	Year Ended December 31, 2015	For the Period from April 23, 2014 (date of inception) to December 31, 2014	Payable as of December 31,
(In thousands)			2015	2014
Fees and expense reimbursements from the Advisor and Former Dealer Manager	$7,838	$1,268	$283	$1,268
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross Common Stock proceeds during the offering period. As of December 31, 2015, cumulative offering costs were $39.6 million. As of December 31, 2015, cumulative offering costs, net of unpaid amounts, did not exceed the 15% threshold.
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
December 31, 2015

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
The OP will issue (subject to periodic approval by the board of directors) restricted Class B units in the OP (“Class B units”) to the Advisor for asset management services on a quarterly basis in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets) less (B) any amounts payable as an oversight fee for such calendar quarter; divided by (ii) the value of one share of Common Stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as any one of the following events occurs: (i) a listing of the Company's Common Stock on a national securities exchange; (ii) a transaction to which the Company or the Company's operating partnership is a party, as a result of which OP Units or the Company's Common Stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. As of December 31, 2015, the Company cannot determine the probability of achieving the performance condition. The Advisor will receive distributions on each unvested Class B unit in an amount equal to the distributions rate received on the Company's Common Stock. Such distributions on issued Class B units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the year ended December 31, 2015, the Company's board of directors approved the issuance of 70,492 and shares of Class B units. No Class B units were approved by the Company's board of directors for issuance as of December 31, 2014.
On March 22, 2016, the Company, the OP and the Advisor entered into an amendment to the advisory agreement, which, effective January 1, 2016, provides for an asset management fee of 0.0625% (the "Asset Management Fee") of the cost of assets held during each monthly period, payable in cash, shares or OP Units (at the Advisor's election) on the first business day following the end of the monthly period. For any given month, if the sum of the (x) Acquisition Fees for the immediately prior month and (y) the Asset Management Fee to be paid for the given month, exceed the Asset Management Fee payable for the given month (such excess, the “Fee Limit”), the Company will pay (i) the Asset Management Fee minus the amount representing the Fee Limit in the form of cash, shares of Common Stock, or Class OP Units, or a combination thereof, the form of payment to be determined in the sole discretion of the Advisor; and (ii) an amount equal to the Fee Limit in the form of Class B Units; it being understood that, for any given month, if the Acquisition Fees payable for the immediately prior month exceed the Asset Management Fee to be paid for the given month, the entire Asset Management Fee for such month will be payable as Class B units.
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
December 31, 2015

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
The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company is also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Effective February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to directly provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). Following the completion of the IPO, fees payable with respect to transfer agency services are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period the service was provided.
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Year Ended December 31, 2015		Period from April 23, 2014 (date of inception) to December 31, 2014		Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2015	2014
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$11,877	$—	$676	$—	$—	$—
Financing coordination fees (2)	4,302	—	130	—	—	—
Other expense reimbursements (3)	562	—	—	—	—	—
Ongoing fees:
Property management and leasing fees (4)	390	34	1	1	24	—
Distributions on Class B units (5)	45	—	—	—	20	—
Total related party operational fees and reimbursements	$17,176	$34	$807	$1	$44	$—
___________________________________________________________________________

(1)	These affiliated fees are recorded within acquisition and transaction related costs on the consolidated statements of operations and comprehensive loss.

(2)	These affiliated costs are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)	These affiliated costs are recorded within operating fees to affiliates in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of 50% of fees from European assets through August 31, 2015. No such fees were waived effective September 1, 2015.

(5)	Balance included in general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

the Advisor receives acquisition fees or real estate commissions. During the year ended December 31, 2015 the Company incurred $0.6 million in cost reimbursements from the Advisor. No such costs were incurred by the Company for the period from April 23, 2014 (date of inception) to December 31, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the year ended December 31, 2015, and the period from April 23, 2014 (date of inception) to December 31, 2014, there were no property operating and general administrative expenses absorbed by our Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the year ended December 31, 2015 and the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such commissions were incurred during the year ended December 31, 2015 and the period from April 23, 2014 (date of inception) to December 31, 2014.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such participation in net sale proceeds became due and payable during the year ended December 31, 2015 and the period from April 23, 2014 (date of inception) to December 31, 2014.
If the Company’s shares of Common Stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the year ended December 31, 2015 and the period from April 23, 2014 (date of inception) to December 31, 2014.
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
December 31, 2015

Note 12 — Share-Based Compensation
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
The following table reflects restricted share award activity for the year ended December 31, 2015 and during the period from April 23, 2014 (date of inception) to December 31, 2014.

	Number of Restricted Shares	Weighted-Average Issue Price
April 23, 2014 (date of inception)	—	$—
Granted	2,666	22.50
Unvested, December 31, 2014	2,666	22.50
Granted	6,665	22.50
Vested	(267)	22.50
Forfeitures	(1,333)	22.50
Unvested, December 31, 2015	7,731	$22.50
Compensation expense related to restricted stock was approximately $22,000 and $4,000 during the year ended December 31, 2015, and for the period from April 23, 2014 (date of inception) to December 31, 2014, respectively, and is recorded as general and administrative expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2015, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 5 years.
Other Share-Based Compensation
The Company has issued Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were 856 shares of Common Stock issued in lieu of cash for the year ended December 31, 2015, which resulted in additional shared based compensation of $19,000. There were no such shares of Common Stock issued in lieu of cash during the period from April 23, 2014 (date of inception) to December 31, 2014.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

(In thousands, except share and per share data)	Year Ended December 31, 2015	Period from April 23, 2014 (date of inception) to December 31, 2014
Net loss	$(44,515)	$(2,454)
Basic and diluted net loss per share	$(5.59)	$(3.58)
Basic and diluted weighted average shares outstanding	7,958,663	684,769
The Company had the following common share equivalents as of December 31, 2015, and 2014, which were excluded from the calculation of diluted earnings per share attributable to stockholders as the effect would have been antidilutive. The Class B units are subject to performance vesting conditions which have not been met and, accordingly, are not included in the computation of dilutive earnings per share.

	Year Ended December 31,
	2015	2014
Unvested restricted stock	7,731	2,666
OP Units	90	90
Class B units	70,492	—
Total common share equivalents	78,313	2,756
Note 14 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2015, and for the period from April 23, 2014 (date of inception) to December 31, 2014:

In thousands, except share and per share data)	Quarters Ended
2015	March 31,	June 30,	September 30,	December 31,
Total revenues	$1,220	$3,284	$6,904	$10,240
Net loss	$(8,219)	$(14,790)	$(51)	$(21,455)
Basic and diluted weighted average shares outstanding	2,430,444	6,773,666	10,484,259	12,013,225
Basic and diluted net loss per share	$(3.38)	$(2.18)	$0.00	$(1.79)

In thousands, except share and per share data)	Period from April 23, 2014 (date of inception) to June 30, 2014	Quarters Ended
2014		September 30, 2014	December 31, 2014
Total revenues	$—	$—	$20
Net loss	(20)	$(156)	$(2,278)
Basic and diluted weighted average shares outstanding	—	—	684,769
Basic and diluted net loss per share	NM	NM	$(3.33)
_____________________________
NM - not meaningful

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for as previously disclosed and the following disclosures.
Amended and Restated SRP
On January 26, 2016, the Company's board of directors Amended and Restated SRP to supersede and replace the existing SRP. Under the Amended and Restated SRP, repurchases of shares of the Company's Common Stock generally will be made semiannually (each six-month period ending June 30 or December 31, a "fiscal semester"). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of Common Stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of Common Stock outstanding during the previous fiscal year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds it receives from its DRIP in that same fiscal semester.
Unless the shares of the Company's Common Stock are being repurchased in connection with a stockholder's death or disability and until the NAV pricing date, a stockholder must have held the shares for at least one year prior to offering them for sale to the Company through the Amended and Restated SRP. The purchase price for such shares repurchased under the Amended and Restated SRP prior to the NAV pricing date and in connection with a stockholder's death or disability will be as follows (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our Common Stock):

•	92.5% of the price paid to acquire the shares, for stockholders who had continuously held their shares for at least one year;

•	95.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least two years;

•	97.5% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least three years; and

•	100.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least four years.
Beginning with the NAV Pricing Date, the repurchase price for shares under the Amended and Restated SRP will be based on Per Share NAV.
Dividend Rate
On March 18, 2016, the Company's board of directors approved a change to the daily distribution amount to $0.0048497270 per day per share of Common Stock to accurately reflect that 2016 is a leap year and maintain equivalence to $1.775 per annum, per share of Common Stock.
Sponsor Transaction
In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the Company's current Sponsor.
RCS Capital Corporation Bankruptcy
RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's Sponsor.
American National Stock Transfer, LLC Termination
On February 10, 2016, AR Global received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016. Effective February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to directly provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

American Realty Capital Global Trust II, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(dollar amounts in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Portfolio	City	U.S. State or Country	Acquisition Date	Encumbrances at December 31, 2015 (1)	Land	Building and Improvements	Land	Building and Improvements	Gross Amount at December 31, 2015(2)(3)	Accumulated Depreciation (4)(5)
Auchan	Bordeaux	FR	Dec. 2014	$9,053	$3,969	$12,627	$—	$—	$16,596	$447
Pole Emploi	Marseille	FR	Dec. 2014	6,326	755	8,554	—	—	9,309	219
Veolia Water	Vandalia	US	Feb. 2015	—	570	5,622	—	—	6,192	153
Sagemcom	Rueil-Malmaison	FR	Feb. 2015	39,156	2,834	58,151	—	—	60,985	1,245
NCR Dundee	Dundee	UK	Apr. 2015	—	2,858	9,879	—	—	12,737	208
FedEx Freight	Greensboro	US	May 2015	—	1,854	8,617	—	—	10,471	223
DB Luxembourg	Kirchberg	LUX	May 2015	63,359	17,185	42,844	—	—	60,029	634
Grupo Antolin	Auburn Hills	US	Jun. 2015	—	817	7,132	—	—	7,949	127
ING Amsterdam	Amsterdam	NETH	Jun. 2015	47,991	—	51,575	—	—	51,575	652
Worldline	Blois	FR	Jul. 2015	5,453	1,101	4,844	—	—	5,945	87
Foster Wheeler	Reading	UK	Oct. 2015	58,180	29,345	95,391	—	—	124,736	405
ID Logistics I	Weilbach	GER	Nov. 2015	—	1,319	8,233	—	—	9,552	36
ID Logistics II	Strasbourg & Amiens	FR	Nov. 2015	—	4,616	14,085	—	—	18,701	32
Harper Collins	Glasgow	UK	Dec. 2015	41,562	11,543	57,348	—	—	68,891	140
DCNS	Brest	FR	Dec. 2015	10,362	887	15,763	—	—	16,650	—
Total				$281,442	$79,653	$400,665	$—	$—	$480,318	$4,608
___________________________________

(1)	These properties have collateralized mortgage notes payable of which $281.4 million was outstanding as of December 31, 2015.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $123.0 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements and acquired intangible lease assets which are not reflected above as of December 31, 2015 is $630.9 million.

(4)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for improvements and five years for fixtures.

(5)	The accumulated depreciation column excludes approximately $4.8 million of amortization associated with acquired intangible lease assets.

American Realty Capital Global Trust II, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2015, and for the period from April 23, 2014 (date of inception) to December 31, 2014:

	December 31, 2015	For the Period from April 23, 2014 (date of inception) to December 31, 2014
Real estate investments, at cost:
Balance at beginning of year (or date of inception)	$28,940	$—
Additions-Acquisitions	468,014	29,251
Asset remeasurement	(89)	—
Currency translation adjustment	(16,547)	(311)
Balance at end of the year	$480,318	$28,940

Accumulated depreciation:
Balance at beginning of year (or date of inception)	$—	$—
Depreciation and amortization expense	4,675	—
Currency translation adjustment	(67)	—
Balance at end of the year	$4,608	$—