Form 10-Q
period 2016-03-31
American Realty Capital Global Trust II, Inc.
filed 2016-05-16
CIK 1609865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 12,381,085 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$79,733	$79,653
Buildings, fixtures and improvements	405,000	400,665
Acquired intangible lease assets	125,329	122,957
Total real estate investments, at cost	610,062	603,275
Less accumulated depreciation and amortization	(15,283)	(9,390)
Total real estate investments, net	594,779	593,885
Cash and cash equivalents	21,427	22,735
Restricted cash	1,979	23,615
Derivatives, at fair value	6,454	8,165
Prepaid expenses and other assets	4,507	9,099
Deferred tax assets	2,753	2,753
Goodwill and other intangible assets	6,125	5,882
Deferred financing costs, net	3,319	5,280
Total assets	$641,343	$671,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs ($5,351 and $5,706 for March 31, 2016 and December 31, 2015, respectively)	$280,639	$275,736
Credit facility	—	28,630
Mezzanine facility	138,340	136,777
Below-market lease liabilities, net	3,743	3,749
Derivatives, at fair value	5,894	1,927
Due to related parties	1,100	280
Accounts payable and accrued expenses	7,232	10,120
Prepaid rent	6,484	5,821
Deferred tax liability	6,164	5,921
Taxes payable	614	474
Distributions payable	1,879	1,848
Total liabilities	452,089	471,283
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 12,350,918 and 12,249,858 shares issued; and 12,345,853 and 12,242,127 shares outstanding, as of March 31, 2016, and December 31, 2015, respectively.	123	122
Additional paid-in capital	265,565	263,030
Accumulated other comprehensive loss	(5,017)	(1,701)
Accumulated deficit	(71,417)	(61,320)
Total stockholders' equity	189,254	200,131
Total liabilities and stockholders' equity	$641,343	$671,414
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
		(Revised)
Revenues:
Rental income	$11,811	$1,046
Operating expense reimbursements	997	174
Total revenues	12,808	1,220

Expenses:
Property operating	1,322	157
Operating fees to related parties	1,936	25
Acquisition and transaction related	(106)	7,165
General and administrative	1,290	316
Depreciation and amortization	4,813	482
Total expenses	9,255	8,145
Operating income (loss)	3,553	(6,925)
Other income (expense):
Interest expense	(7,198)	(826)
Losses on foreign currency	—	(468)
Losses on derivative instruments	(413)	—
Losses on hedges and derivatives deemed ineffective	(470)	—
Other income	5	—
Total other expense, net	(8,076)	(1,294)
Net loss before income taxes	(4,523)	(8,219)
Income taxes expense	(140)	—
Net loss	$(4,663)	$(8,219)
Other comprehensive income (loss):
Cumulative translation adjustment	(148)	2,771
Designated derivatives, fair value adjustments	(3,168)	(248)
Comprehensive loss	$(7,979)	$(5,696)

Basic and diluted weighted average shares outstanding	12,313,111	2,430,444
Basic and diluted net loss per share	$(0.38)	$(3.38)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2015	12,242,127	$122	$263,030	$(1,701)	$(61,320)	$200,131
Issuance of common stock	—	—	16	—	—	16
Common stock offering costs, commissions and dealer manager fees	—	—	29	—	—	29
Common stock issued through distribution reinvestment plan	101,060	1	2,435	—	—	2,436
Share-based compensation	2,666	—	—	—	—	—
Amortization of restricted shares	—	—	55	—	—	55
Distributions declared		—	—	—	(5,434)	(5,434)
Net loss	—	—	—	—	(4,663)	(4,663)
Cumulative translation adjustment	—	—	—	(148)	—	(148)
Designated derivatives, fair value adjustments	—	—	—	(3,168)	—	(3,168)
Balance, March 31, 2016	12,345,853	$123	$265,565	$(5,017)	$(71,417)	$189,254

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,663)	$(8,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,704	305
Amortization of intangibles	2,109	168
Amortization (including accelerated write-off) of deferred financing costs	2,295	527
Amortization of below-market lease liabilities	(97)	(1)
Amortization of above-market lease assets	561	56
Amortization of below-market ground lease assets	179	—
Unbilled straight line rent	(1,711)	(4)
Share-based compensation	55	3
Net realized and unrealized marked-to-market transactions	1,700	—
Changes in assets and liabilities:
Due to related parties	820	(242)
Prepaid expenses and other assets	6,301	(760)
Accounts payable and accrued expenses	(2,888)	2,681
Prepaid rent	663	(366)
Taxes payable	140	—
Net cash provided by (used in) operating activities	8,168	(5,852)
Cash flows from investing activities:
Capital expenditures	(250)	—
Investment in real estate and real estate related assets	—	(18,397)
Deposits for real estate acquisitions	—	(6,029)
Net cash used in investing activities	(250)	(24,426)
Cash flows from financing activities:
Repayments on credit facility	(27,219)	—
Payments of deferred financing costs	—	(3,304)
Proceeds from issuance of common stock	16	72,517
Payments of offering costs	29	(8,023)
Distributions paid	(2,967)	(426)
Restricted cash	21,636	—
Net cash (used in) provided by financing activities	(8,505)	60,764
Net change in cash and cash equivalents	(587)	30,486
Effect of exchange rate on cash	(721)	2,034
Cash and cash equivalents, beginning of period	22,735	1,286
Cash and cash equivalents, end of period	$21,427	$33,806

Supplemental Disclosures:
Cash paid for interest	$2,285	$25
Non-Cash Investing and Financing Activities:
VAT refund receivable used to repay notes payable	—	6,746
Mortgage notes payable assumed or used to acquire investments in real estate	—	63,100
Repayment of note payable	—	(6,746)
Repayment of credit facility	(1,029)	—
Settlement of foreign currency derivatives	1,029	—
Common stock issued through distribution reinvestment plan	2,436	254
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust II, Inc. (the “Company”) was incorporated on April 23, 2014 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2015.
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
On November 15, 2015, the Company announced the suspension of its IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that the Company will resume the IPO. The Company registered $3.125 billion in shares of Common Stock for sale in its IPO and through March 31, 2016, the Company sold 12.3 million shares of Common Stock outstanding, including shares issued pursuant to its IPO and its DRIP for approximately $305.2 million in gross proceeds, all of which had been invested or used for other purposes.
On December 31, 2015, the Company registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3 (File No-333-208820).
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. All such properties may be acquired and operated by the Company alone or jointly with Moor Park Capital Global II Advisors Limited (the “Service Provider”) or another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on December 29, 2014. As of March 31, 2016, the Company owned 16 properties consisting of 4.2 million rentable square feet, which were 99.9% leased, with weighted average remaining lease term of 8.8 years. 4.5% of the Company's properties are located in the United States and 95.5% are located in Europe.
Until the NAV pricing date (as described below), the per share purchase price for shares issued under the DRIP will be equal to $23.75 per share. Beginning with the NAV pricing date, the per share price for shares under the DRIP will be equal to the Company’s estimated per share net asset value (the "NAV"), as calculated by American Realty Capital Global II Advisors, LLC (the “Advisor”) and approved by the Company's board of directors. The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO. After the Company has initially established its estimated per share NAV, the Company expects to update it periodically at the discretion of the Company's board of directors, provided that such updated estimates will be made at least once annually.
The Company sold 8,888 shares of Common Stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by AR Capital Global Holdings, LLC (the “Sponsor”), on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business is conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partnership interests in the OP (“OP Units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's Common Stock or, at the option of the OP, a corresponding number of shares of the Company's Common Stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Company's Advisor has been retained to manage its affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global II Properties, LLC (the "Property Manager"). The Advisor, Property Manager and Special Limited Partner are under common control with the parent of the Sponsor, and, as a result, are related parties, each of which have or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. The Advisor has entered into a service agreement with the Service Provider. The Service Provider is not affiliated with the Company, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor’s oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates solely with respect to investments in Europe. Pursuant to the service provider agreement, 50% of the fees payable by the Company to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned by the Advisor or Property Manager, as applicable, to the Service Provider, solely with respect to the Company's foreign investments in Europe.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2016. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2016 other than the updates described below and the subsequent notes.
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined that the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ending December 31, 2015. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable earnings. REIT's are subject to a number of other organizational and operational requirements. The Company conducts business in various states and municipalities within the United States, United Kingdom and continental Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the United States federal jurisdiction and various states and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease Company's earnings and available cash.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In addition, the Company's international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. For the Period from April 23, 2014 (date of inception) to December 31, 2014, the Company was taxed as a C corporation, pursuant to which income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statements carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carry-forwards, using expected tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Because the Company elected and qualified to be taxed as a REIT commencing with the taxable year ended December 31, 2015, it does not anticipate that any applicable deferred tax assets or liabilities will be realized.
Significant judgment is required in determining the Company's tax provision and in evaluating its tax positions. The Company establishes tax reserves based on a benefit recognition model, which the Company believes could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The Company derecognizes the tax position when it is no longer more likely than not of being sustained.
The Company recognizes deferred income taxes in certain of its subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. The Company provides a valuation allowance against its deferred income tax assets when it believes that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income taxes expense (benefit).
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

•
Basis differences between tax and GAAP for certain international real estate investments. For income tax purposes, in certain acquisitions, the Company assumes the seller’s basis, or the carry-over basis, in the acquired assets. The carry-over basis is typically lower than the purchase price, or the GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets;

•	Timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs and depreciation expense; and

•
Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

The Company recognizes current income taxes expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income taxes expense fluctuates from period to period based primarily on the timing of its taxable income. For the three months ended March 31, 2016, the Company recognized an income taxes expense of $0.1 million. There were no income taxes (expense) benefit recognized for three months ended March 31, 2015. Deferred income taxes (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the United States or in foreign jurisdictions.
Reclassifications
Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the current period presentation.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Revisions to previously issued financial statements
During the three months ended March 31, 2016, the Company identified certain historical errors in the preparation of its statement of comprehensive income (loss) (“OCI”) since 2014 which impacted the quarterly financial statements for the periods ended March 31, June 30, and September 30, 2015 and the years ended December 31, 2015 and 2014. Specifically, the Company had been reflecting the fair value adjustments for its cross currency derivatives designated as net investment hedges on its foreign investments as part of “Designated derivatives - fair value adjustments” within OCI rather than treating them as part of “Cumulative translation adjustments” also in OCI consistent with the treatment of the hedged item as required by ASC 815. The Company concluded that the errors noted above were not material to any historical periods presented. However, in order to correctly present the cumulative translation adjustment and designated derivatives, fair value adjustment in the appropriate period, the Company elected to revise previously issued financial statements and will revise its future presentations of OCI when the periods are refiled in 2016 for comparative purposes. The effects of these revisions are summarized below:

(In thousands)	As originally Reported	Adjustment	As Revised
Year ended December 31, 2014
Cumulative translation adjustment	$(205)	$250	$45
Designated derivatives, fair value adjustments	164	(250)	(86)
Total OCI	$(41)	$—	$(41)

(In thousands)	As originally Reported	Adjustment	As Revised
Three months ended March 31, 2015
Cumulative translation adjustment	$(157)	$2,928	$2,771
Designated derivatives, fair value adjustments	2,680	(2,928)	(248)
Total OCI	$2,523	$—	$2,523

(In thousands)	As originally Reported	Adjustment	As Revised
Three months ended June 30, 2015
Cumulative translation adjustment	$(1,822)	$(761)	$(2,583)
Designated derivatives, fair value adjustments	(375)	761	386
Total OCI	$(2,197)	$—	$(2,197)

(In thousands)	As originally Reported	Adjustment	As Revised
Six months ended June 30, 2015
Cumulative translation adjustment	$(1,979)	$2,167	$188
Designated derivatives, fair value adjustments	2,305	(2,167)	138
Total OCI	$326	$—	$326

(In thousands)	As originally Reported	Adjustment	As Revised
Three months ended September 30, 2015
Cumulative translation adjustment	$852	$(31)	$821
Designated derivatives, fair value adjustments	(1,607)	31	(1,576)
Total OCI	$(755)	$—	$(755)

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

(In thousands)	As originally Reported	Adjustment	As Revised
Nine months ended September 30, 2015
Cumulative translation adjustment	$(1,127)	$2,136	$1,009
Designated derivatives, fair value adjustments	698	(2,136)	(1,438)
Total OCI	$(429)	$—	$(429)

(In thousands)	As originally Reported	Adjustment	As Revised
Year ended December 31, 2015
Cumulative translation adjustment	$(7,918)	$7,899	$(19)
Designated derivatives, fair value adjustments	6,258	(7,899)	(1,641)
Total OCI	$(1,660)	$—	$(1,660)
Recently Issued Accounting Pronouncements
Adopted:
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. We have evaluated the impact of the adoption of ASU 2015-02 on the Company's consolidated financial position and have determined under ASU 2015-02 the Company's operating ownership is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the OPs interest is considered a majority voting interest. As such, this standard will not have a material impact on our consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. As a result, the Company reclassified $5.7 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of December 31, 2015. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 4 — Revolving Credit Borrowings). The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheets as of December 31, 2015.
In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted the provisions of this guidance effective January 1, 2016, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combination (Topic 805). The guidance eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted the provisions of this guidance effective January 1, 2016, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
Pending Adoption:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB finalized a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The new guidance will be effective in the Company's 2018 fiscal year. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
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
March 31, 2016
(Unaudited)

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
In March 2016, the FASB issued ASU 2016-05 Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. Under the new guidance, the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new guidance.
In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The guidance requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In March 2016, the FASB issued an update on ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2015 and during the three months ended March 31, 2016:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2015	16	$619,914
Three Months Ended March 31, 2016	—	—
Portfolio as of March 31, 2016	16	$619,914
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table presents the allocation of assets acquired and liabilities assumed during the three months ended March 31, 2015 based on contract purchase price, excluding acquisition related costs, based on the relevant exchange rate at the time of purchase. There were no acquisitions during the three months ended March 31, 2016.

(Dollar amounts in thousands)	Three Months Ended March 31, 2015
Real estate investments, at cost:
Land	$3,503
Buildings, fixtures and improvements	65,804
Total tangible assets	69,307
Acquired intangibles:
In-place leases	12,217
Above market lease assets	56
Below market lease liabilities	(83)
Total assets acquired, net	81,497
Mortgage notes payable used to acquire real estate investments	(63,100)
Cash paid for acquired real estate investments	$18,397
Number of properties purchased	2
The Company purchased its first property and commenced active operations on December 29, 2014. The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2015 had been consummated on April 23, 2014 (date of inception).

Three Months Ended
(In thousands)	March 31, 2015
Pro forma revenues	$2,243
Pro forma income net loss	$(1,133)
Basic and diluted net loss per share	$(0.47)
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

(In thousands)	Future Minimum Base Rental Payments
2016 (remainder)	$35,729
2017	46,976
2018	49,656
2019	50,307
2020	51,230
2021	51,292
Thereafter	145,192
$430,382

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of March 31, 2016 and 2015:

	March 31,
Tenant	2016	2015
Foster Wheeler	24.2%	—%
ING Amsterdam	17.7%	—%
Harper Collins	14.8%	—%
Sagemcom	11.3%	66.0%
Auchan	*	16.1%
Pole Emploi	*	11.0%
___________________________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of March 31, 2016 and 2015.

	March 31,
Country	2016	2015
United Kingdom	41.1%	—%
France	25.0%	93.1%
The Netherlands	17.7%	—%
As of December 31, 2015, the Company had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. At the time, the Company believed, that it will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015. Subsequent to March 31, 2016, the Company was able to negotiate and recoup $0.3 million on such deposits.
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
The Company had the option, based upon its consolidated leverage ratio, to have draws under the Credit Facility priced at either (i) Alternate Base Rate plus an applicable spread ranging from 0.5% to 1.1%, (ii) Adjusted LIBO Rate plus an applicable spread ranging from 1.5% to 2.1%, or (iii) Adjusted EURIBOR Rate plus an applicable spread ranging from 1.5% to 2.1%. Alternate Base Rate is defined in the Credit Facility as the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus 0.50%; and (c) Adjusted LIBO Rate for a one month interest period on such day plus 1.0%. Adjusted LIBO Rate refers to the London interbank offered rate, adjusted based on applicable reserve percentages established by the Federal Reserve. Adjusted EURIBOR Rate refers to the Euro interbank offered rate, adjusted based on applicable reserve percentages in effect on such day for fundings in Euros maintained by commercial banks which lend in Euros. If any principal or interest on any loan under the Credit Facility or any other amount payable by the OP under the Credit Facility is not paid when due, such overdue amount will bear interest at, in respect of principal, 2.0% plus the rate otherwise applicable to such principal amount, or, in respect of any other amount, 2.0% plus the rate otherwise applicable to loans under the Credit Facility bearing interest at the Alternate Base Rate.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Credit Facility agreement provided for quarterly interest payments for each Alternate Base Rate loan and periodic payments for each Adjusted LIBO Rate loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date in January 2017. The Credit Facility agreement could be prepaid at any time, in whole or in part, without premium or penalty, subject to prior notice to the lender. In the event of a default, the lender had the right to terminate their obligations under the Credit Facility agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans.
On March 11, 2016, the Company terminated the Credit Facility agreement and repaid in full the outstanding balance of $28.4 million comprised of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43) and €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12) with $20.0 million of previously restricted cash which was held as collateral for the Credit Facility with the remainder of the obligation funded with available cash on hand. As a result, the Company accelerated the amortization of approximately $1.1 million of deferred financing costs associated with the Credit Facility. Such amounts are included in interest expense in the period. Foreign currency draws under the Credit Facility were designated as net investment hedges through March 11, 2016 (see Note 7 — Derivatives and Hedging Activities for further discussion).
Mezzanine Facility
On November 13, 2015, the Company, through a wholly owned subsidiary entity (the "Borrower"), entered into a mezzanine loan agreement (the "Mezzanine Facility"), that provided for aggregate borrowings up to €128.0 million subject to certain conditions. Borrowings under the Mezzanine Facility were used, along with cash on hand, to refinance certain existing properties and finance portfolio acquisitions. The Mezzanine Facility bears interest at 8.25% per annum, payable quarterly, and is scheduled to mature on August 13, 2017. The creditors can offer leverage up to 82.5% of the net purchase price of the collateral properties. If the actual leverage of the Borrower exceeds 77.5% of net purchase price of the collateral properties, the interest rate for the loan shall be 8.50%.
The Mezzanine Facility is secured by first-priority ranking of the shares of the Borrower, and all of the Borrower's unencumbered country holding vehicles. The Mezzanine Facility is also cross-collateralized by pledges of the direct or indirect ownership of the Company in all the related personal property, reserves, and a pledge of shareholder loans and receivables to the extent not already pledged to senior lenders. The Mezzanine Facility may be prepaid at any time during the term commencing on March 31, 2016 with a minimum of all mezzanine interest due for the first nine months of the loan payable, less any interest already paid. The outstanding amount of the Mezzanine Facility as of March 31, 2016 was $138.3 million. The unused borrowing capacity under the Mezzanine Facility as of March 31, 2016 and December 31, 2015 was $7.0 million and $2.8 million, respectively.
Effective January 1, 2016, all non-functional currency draws under the Mezzanine Facility were designated as net investment hedges (see Note 7 — Derivatives and Hedging Activities for further discussion).
The total gross carrying value of unencumbered assets as of March 31, 2016 was $52.9 million. In April 2016, the Company encumbered NCR Dundee with a mortgage securing a loan with a principal balance of £5.6 million ($8.0 million based upon an exchange rate of £1.00 to $1.43 as of the date of the advance).

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2016 and December 31, 2015 consisted of the following:

Country	Portfolio	Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate	Maturity
			March 31, 2016	December 31, 2015
			(In thousands)
France:	Auchan	1	$9,426	$9,053	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	6,587	6,326	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom	1	40,768	39,156	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	5,678	5,453	1.9%	(2)	Fixed	Jul. 2020
	DCNS	1	10,788	10,362	1.5%	(2)	Fixed	Dec. 2020
Luxembourg:	DB Luxembourg (primary mortgage loan) (3)	1	40,882	39,265	1.4%	(2)	Fixed	May 2020
	DB Luxembourg (secondary mortgage loan) (3)		25,086	24,094	9.1%		Fixed	May 2017
The Netherlands:	ING Amsterdam	1	49,966	47,991	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	7	189,181	181,700

United Kingdom:	Foster Wheeler	1	56,469	58,180	2.7%	(2)	Fixed	Oct. 2018
	Harper Collins	1	40,340	41,562	3.4%	(2)	Fixed	Oct. 2019
	Total GBP denominated	2	96,809	99,742
	Gross mortgage notes payable	9	285,990	281,442	2.7%
	Deferred financing costs, net of accumulated amortization	—	(5,351)	(5,706)	—%
	Mortgage notes payable, net of deferred financing costs	9	$280,639	$275,736	2.7%
_________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the respective measurement date.

(2)	Fixed as a result of entering into an interest rate swap agreement.

(3)	The DB Luxembourg property is encumbered by a mortgage and a second mortgage loan, each pursuant to the same loan agreement.
The following table summarizes the scheduled aggregate principal payments on the gross mortgage notes payable subsequent to March 31, 2016:

(In thousands)	Future Principal Payments
2016 (remainder)	$—
2017	25,086
2018	56,469
2019	97,121
2020	107,314
2021	—
Thereafter	—
Total	$285,990
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2016
Cross currency swaps, net (GBP & EUR)	$—	$5,254	$—	$5,254
Interest rate swaps, net (GBP & EUR)	$—	$(4,745)	$—	$(4,745)
Foreign currency forwards, net (GBP & EUR)	$—	$51	$—	$51
December 31, 2015
Cross currency swaps, net (GBP & EUR)	$—	$7,408	$—	$7,408
Interest rate swaps, net (GBP & EUR)	$—	$(1,726)	$—	$(1,726)
Foreign currency forwards, net (GBP & EUR)	$—	$556	$—	$556
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to/from related parties, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 are reported below.

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
Gross mortgage notes payable	3	$285,990	$290,009	$281,442	$286,547
Credit Facility (1)	3	$—	$—	$28,630	$28,630
Mezzanine Facility	3	$138,340	$138,340	$136,777	$136,777
_____________________________

(1)
On March 11, 2016, the Company terminated and repaid all outstanding amounts under the Credit Facility in full. As more fully described in Note 7, certain of the Credit Facility advances were denominated in Euro and British Pounds. All of the foreign currency advances under the Credit Facility through March 11, 2016 and all foreign currency advances under the Mezzanine Facility as of March 31, 2016 were designated as net investment hedges and measured at fair value through other comprehensive income (loss) as part of the cumulative translation adjustment.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. On March 11, 2016, the Company repaid the outstanding amount of the Credit Facility in full (see Note 4 — Revolving Credit Borrowings). The Mezzanine Facility carries a fixed interest rate and as such advances under the Mezzanine Facility are considered to approximate fair value.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. Certain foreign investments expose the Company to fluctuations in foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar ("USD").
The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate and currency risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of March 31, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Cross currency swaps (EUR-USD)	Derivative assets, at fair value	$—	$3,632
Cross currency swaps (EUR-USD)	Derivative liabilities, at fair value	(1,067)	—
Cross currency swaps (GBP-USD)	Derivative assets, at fair value	5,769	3,776
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	52	490
Interest rate swaps (GBP)	Derivative assets, at fair value	—	190
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(1,146)	(166)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(3,599)	(1,751)
Total		$9	$6,171
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$81	$55
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	—	22
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(82)	(10)
Cross currency swaps (EUR-USD)	Derivative assets, at fair value	552	—
Total		$551	$67

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2016	$6,454	$(5,894)	$—	$560	$—	$—	$560
December 31, 2015	$8,165	$(1,927)	$—	$6,238	$—	$—	$6,238
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, the Company recorded losses of $0.1 million of ineffectiveness in earnings. During the three months ended March 31, 2015, the Company recorded no hedge ineffectiveness in earnings.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.4 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2016 and March 31, 2015:

(In thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Amount of (loss) gain recognized in accumulated other comprehensive income (loss) from derivatives (effective portion)	$(4,496)	$2,893
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(561)	$(17)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(55)	$—
As of March 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (EUR)	7	$164,094	8	$169,604
Interest rate swaps (GBP)	2	96,810	3	116,374
Total	9	$260,904	11	$285,978
During the three months ended March 31, 2016, the Company terminated certain active interest rate swaps and as a result the Company accelerated the reclassification of $0.2 million of losses from other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
Net Investment Hedges
The Company is exposed to fluctuations in foreign exchange rates on property investments in foreign countries which pay rental income, property related expenses and hold debt instruments in currencies other than its functional currency. The Company uses foreign currency derivatives including cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of its foreign investments. Cross currency swaps involve fixing the applicable currency exchange rate for delivery of a specified amount of foreign currency on specified dates. For derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) (outside of earnings) as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.
On March 11, 2016, the Company terminated and repaid all outstanding amounts under the Credit Facility which were designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations and comprehensive loss. Foreign currency advances under the Company's Credit Facility were utilized to fund individual real estate investments in the respective local currency. Foreign denominated draws under the Credit Facility were designated as net investment hedges through the repayment date of March 11, 2016, which created a natural hedge against the equity invested, removing the need for final currency swaps. As of March 11, 2016, total foreign currency advances under the Credit Facility were approximately $28.4 million, which reflects advances of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43 as of March 11, 2016) and advances of €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12, as of March 11, 2016). The Company did not record any gains (losses) for the three months ended March 31, 2016 as there was no ineffectiveness resulting from over-hedging in foreign currency advances over the related net investments.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

On March 11, 2016, in connection with the repayment of the Credit Facility, the Company partially terminated a cross currency swap. The hedge instruments had been designated as net investment hedges through that date. The partial settlement of the cross currency swap resulted in a gain of approximately $1.0 million, of which $1.0 million was retained by the bank as a reduction to the Credit Facility. The gain will remain in the other comprehensive income (loss) until such time as the net investments are sold or substantially liquidated in accordance with ASC 830.
In addition, the Company entered into the Mezzanine Facility through a foreign subsidiary with EUR functional currency. The Mezzanine Facility allows for draws in both EUR and GBP denominated amounts. As of March 31, 2016, the Company has drawn foreign currency advances under its Mezzanine Facility to refinance certain secondary mortgages as well as fund individual real estate investments in GBP and EUR. Effective January 4, 2016, all non-functional GBP draws under the Mezzanine Facility were designated as net investment hedges, which created a natural hedge against the GBP equity invested, removing the need for final currency swaps. As of March 31, 2016, total GBP advances under the Mezzanine Facility were approximately €49.2 million(or $55.9 million), which reflects advances of £38.9 million (based upon an exchange rate of £1.00 to €1.26 as of March 31, 2016). The Company recorded losses of $0.2 million due to the ineffectiveness resulting from over-hedging in foreign currency advances over the related net investments for the three months ended March 31, 2016.
As of March 31, 2016 and December 31, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	March 31, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (EUR-USD)	3	$40,972	4	$53,998
Cross currency swaps (GBP-USD)	1	70,587	1	72,725
Foreign currency forwards (EUR-USD)	1	10,100	1	10,100
Total	5	$121,659	6	$136,823
Non-Designated Hedges
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the Pound Sterling ("GBP") and the Euro ("EUR"). The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in earnings. The Company recorded marked-to-market losses of $0.4 million on the non-designated derivatives for the three months ended March 31, 2016. The Company did not have any non-designated derivatives as of March 31, 2015.
As of March 31, 2016 and December 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	March 31, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	8	$928	9	$1,044
Foreign currency forwards (EUR-USD)	11	1,958	12	2,136
Cross currency swaps (EUR-USD)	1	15,248	—	—
Total	20	$18,134	21	$3,180

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Prior to January 4, 2016, non-functional foreign currency advances under the Mezzanine Facility were not designated as net investment hedges and, accordingly, the changes in value due to currency fluctuations were reflected in earnings. As a result, the Company recorded remeasurement gains on the GBP denominated draws of $1.7 million for the year ended December 31, 2015. As noted previously, effective January 4, 2016, all non-functional foreign currency draws under the Mezzanine Facility are now designated as net investment hedges and as such the Company did not record any gains (losses) for the three months ended March 31, 2016 due to ineffectiveness resulting from over-hedging in foreign currency advances over the related net investments.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company either defaults or is capable of being declared to be in default on any of its indebtedness, then the Company could also be declared to be in default on its derivative obligation.
As of March 31, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.2 million. As of March 31, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
On August 26, 2014, the Company commenced its IPO on a “reasonable best efforts” basis of up to 125.0 million shares of Common Stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement. The Registration Statement also covered up to 26.3 million shares of Common Stock under its DRIP, initially at $23.75 per share, which is 95% of the primary offering price.
On November 15, 2015, the Company announced the suspension of its IPO, which was conducted by the Former Dealer Manager, as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that the Company will resume the IPO.
On December 31, 2015, the Company registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3.
As of March 31, 2016 and 2015, the Company sold 12.3 million and 12.2 million shares of Common Stock outstanding, respectively, including shares issued pursuant to the DRIP and in pursuant to its IPO. Total gross proceeds from these issuances were $305.2 million and $302.7 million, including proceeds from shares issued under the DRIP, as of March 31, 2016 and December 31, 2015, respectively, all of which had been invested or used for other operating purposes.
Monthly Distributions and Change to Payment Dates
In October 2014, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record each day at a rate equal to $0.0048630137 per day, which is equivalent to $1.775 per annum, per share of Common Stock. The first distribution payment was made in December 2014. In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $1.775 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.0048497268 per day per share of Common Stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Repurchase Program
On January 26, 2016, the Company's board of directors approved and amended the Company’s existing Share Repurchase Program (as amended, the “SRP”) that continues to enable stockholders that purchased shares of Common Stock of the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that the Company repurchase their shares of Common Stock so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Repurchases of shares of the Company's Common Stock, when requested, are at the sole discretion of the board of directors and generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Prior to the effectiveness of the amended SRP on February 28, 2016, the Company limited the number of shares repurchased during any calendar year to 5.0% of the weighted average number of shares of Common Stock outstanding on December 31st of the previous calendar year. Under the amended SRP, repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of Common Stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of Common Stock outstanding during the previous fiscal year. In addition, the Company is only authorized to repurchase shares in a given fiscal semester up to the amount of proceeds received from its DRIP in that same fiscal semester.
Prior to the NAV Pricing Date (other than with respect a repurchase request is made in connection with a stockholder’s death or disability), the repurchase price per share will depend on the length of time investors have held such shares as follows:
•92.5% of the amount they actually paid for each share, after one year from the purchase date;
•95.0% of the amount they actually paid for each share, after two years from the purchase date;
•97.5% of the amount they actually paid for each share, and after three years from the purchase date; and
•100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations), after four years from the purchase date.
In cases of requests for death and disability, the repurchase prices will be equal to the price actually paid for each such share. If the NAV Pricing Date occurs during any fiscal semester, any repurchase requests received during such fiscal semester will be paid at the applicable NAV then in effect.
Beginning with the NAV Pricing Date, the price per share that the Company will pay to repurchase its shares will be equal to the NAV applicable on the last day of the fiscal semester in which the request was made multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95.0%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100.0%, if the person seeking repurchase has held his or her shares for a period greater than four years. In cases of requests for death and disability, the repurchase prices will be equal to NAV at the time of repurchase.
Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and March 31, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	17,136	$23.85
Three Months Ended March 31, 2016	—	—
Cumulative repurchases as of March 31, 2016	17,136	$23.85
Note 9 — Commitments & Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2016, there were no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 10 — Related Party Transactions
As of March 31, 2016 and December 31, 2015, an entity controlled by the Sponsor owned 8,888 shares of the Company’s outstanding Common Stock. The Advisor and its related parties may incur and pay costs and fees on behalf of the Company. As of March 31, 2016 and December 31, 2015, the Company had $1.1 million and $0.3 million of payables to related parties for advances received to fund the payment of offering costs, respectively.
The Former Dealer Manager served as the dealer manager of the Company's IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and February 2016, respectively. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"), the parent of the Sponsor.
Fees Paid in Connection with the IPO
The Former Dealer Manager received fees and compensation in connection with the sale of the Company’s Common Stock. The Former Dealer Manager received selling commission of up to 7.0% of the per share purchase price of offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager received 3.0% of the per share purchase price from the sale of the Company's shares, before reallowance to such participating broker-dealers, as a dealer-manager fee. The Former Dealer Manager may have re-allowed its dealer-manager fee to participating broker-dealers. A participating broker dealer may have elected to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker dealers, with 2.5% thereof paid at the time of the sale and 1.0% paid on each anniversary date of the closing of the sale to the fifth anniversary date of the closing of the sale. If this option were elected, the Former Dealer Manager's fee would have been reduced to 2.5% (not including selling commissions and dealer manager fees).
The following table details total selling commissions and dealer manager fees incurred and due to the Former Dealer Manager as of and for the periods presented:

	Three Months Ended		Payable as of
(In thousands)	March 31, 2016	March 31, 2015	March 31, 2016	December 31, 2015
Total commissions and fees from Former Dealer Manager	$—	$6,742	$—	$—
The Advisor and its related parties received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company or its related parties on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the Company has not incurred any offering cost reimbursements from the Advisor or the Former Dealer Manager. The Company was responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of Common Stock, measured at the end of the IPO. IPO costs in excess of the 2.0% cap as of the end of the IPO will be the Advisor’s responsibility. As of March 31, 2016, offering and related costs exceeded 2.0% of gross proceeds received from the offering by $6.5 million. The IPO is currently suspended but securities may still be sold under the offering until the end of the two year period from the beginning of the IPO, subject to a potential one year extension. In the event that no further amounts are raised under the IPO, the Advisor will be required to reimburse such excess amounts to the Company.
The following table details offering costs and reimbursements incurred from and due to the Advisor and Former Dealer Manager as of and for the periods presented:

	Three Months Ended		Payable as of
(In thousands)	March 31, 2016	March 31, 2015	March 31, 2016	December 31, 2015
Fees and expense reimbursements from the Advisor and Former Dealer Manager	$492	$2,214	$947	$283
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross Common Stock proceeds during the offering period. As of March 31, 2016, cumulative offering costs were $39.6 million. As of March 31, 2016, cumulative offering costs, net of unpaid amounts did not exceed the 15.0% threshold.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each property acquired (including the Company's pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) and (B) the amount advanced for a loan or other investment (exclusive of acquisition fees and financing coordination fees). Solely with respect to the Company’s European investment activities, the Advisor will assign to the Service Provider its pro rata portion of the acquisition fees in respect of such properties, and the Advisor will receive the remaining portion. The Company may also reimburse the Advisor or the Servicer Provider for expenses actually incurred related to selecting, evaluating and acquiring assets, regardless of whether the Company actually acquires the related assets. In addition, the Company will also pay third parties, or reimburse the Advisor or its affiliates for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of (A) the contract purchase price of the property (including the Company's pro rata share of any indebtedness assumed or incurred in respect of that investment) and (B) the amount advanced for each loan or other investment. Effective January 11, 2016, the board of directors approved the removal of the 4.5% acquisition expense limitation solely with respect to our European or other international acquisitions.
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
The OP issued (subject to periodic approval by the board of directors) restricted Class B units in the OP (“Class B units”) to the Advisor for asset management services on a quarterly basis in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets) less (B) any amounts payable as an oversight fee for such calendar quarter; divided by (ii) the value of one share of Common Stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as any one of the following events occurs: (i) a listing of the Company's Common Stock on a national securities exchange; (ii) a transaction to which the Company or the Company's operating partnership is a party, as a result of which OP Units or the Company's Common Stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the Advisor pursuant to the advisory agreement is providing services to us immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. As of March 31, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor will receive distributions on each unvested Class B unit in an amount equal to the distributions rate received on the Company's Common Stock. Such distributions on issued Class B units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the three months ended March 31, 2016 and 2015, the Company's board of directors approved the issuance of 54,528 and 13,427 shares of Class B units, respectively.
On March 22, 2016, the Company, the OP and the Advisor entered into an amendment to the advisory agreement, which, effective from January 1, 2016, provides for an asset management fee of 0.0625% (the "Asset Management Fee") of the cost of assets held during each monthly period, payable in cash, shares or OP Units (at the Advisor's election) on the first business day following the end of the monthly period. For any given month, if the sum of the (x) Acquisition Fees for the immediately prior month and (y) the Asset Management Fee to be paid for the given month, exceed the Asset Management Fee payable for the given month (such excess, the “Fee Limit”), the Company will pay (i) the Asset Management Fee minus the amount representing the Fee Limit in the form of cash, shares of Common Stock, or Class OP Units, or a combination thereof, the form of payment to be determined in the sole discretion of the Advisor; and (ii) an amount equal to the Fee Limit in the form of Class B units; it being understood that, for any given month, if the Acquisition Fees payable for the immediately prior month exceed the Asset Management Fee to be paid for the given month, the entire Asset Management Fee for such month will be payable as Class B units.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
The Company was party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Effective February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to directly provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). Following the completion of the IPO, fees payable with respect to transfer agency services are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period the service was provided.
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Payable as of
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	March 31, 2016	December 31, 2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$—	$—	$1,628	$—	$—	$—
Financing coordination fees (2)	—	—	1,223	—	—	—
Other expense reimbursements (3)	457	—	—	—	887	—
Ongoing fees:
Asset management fees	1,262	—	—	—	213	—
Property management and leasing fees (4)	217	—	34	4	—	24
Total related party fees and reimbursements	$1,936	$—	$2,885	$4	$1,100	$24
_____________________________________________

(1)	These related party fees are recorded within acquisition and transaction related costs on the consolidated statements of operations and comprehensive loss.

(2)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)	These related party fees are recorded within operating fees to related parties in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of 50% of fees from European assets through August 31, 2015. No such fees were waived effective September 1, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three months ended March 31, 2016 the Company incurred $0.5 million in cost reimbursements from the Advisor. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2015.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2016 and 2015, there were no property operating and general administrative expenses absorbed by our Advisor.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2016 and 2015.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such commissions were incurred during the three months ended March 31, 2016 and 2015.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such participation in net sale proceeds became due and payable during the three months ended March 31, 2016 and 2015.
If the Company’s shares of Common Stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2016 and 2015.
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
March 31, 2016
(Unaudited)

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
The following table reflects restricted share award activity for the three months ended March 31, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	7,731	$22.50
Granted	—	—
Vested	(2,666)	22.50
Forfeitures	—	—
Unvested, March 31, 2016	5,065	$22.50
Compensation expense related to restricted stock was approximately $0.1 million and $3,000 during the three months ended March 31, 2016 and 2015, respectively, and is recorded as general and administrative expense in the accompanying statements of operations and comprehensive loss. As of March 31, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 2.3 years.
Other Share-Based Compensation
The Company has issued Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the three months ended March 31, 2016 and 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2016	2015
Net loss	$(4,663)	$(8,219)
Basic and diluted net loss per share	$(0.38)	$(3.38)
Basic and diluted weighted average shares outstanding	12,313,111	2,430,444
The Company had the following common share equivalents as of March 31, 2016, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	As of March 31,
	2016	2015
Unvested restricted stock	5,065	2,666
OP Units	90	90
Class B units	125,020	13,427
Total common share equivalents	130,175	16,183
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for as previously disclosed.

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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
We are subject to risks associated with our international investments, including risks associated with compliance and changes in foreign laws, fluctuations in foreign currency exchange rates and inflation.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States of America and Europe from time to time.

•
We may fail to continue to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes may and adversely affect our operations and would reduce our NAV and cash available for distributions.

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

Overview
We were incorporated on April 23, 2014 as a Maryland corporation that elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2015.
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
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. We purchased our first property and commenced active operations on December 29, 2014. As of March 31, 2016, we owned 16 net leased commercial properties consisting of 4.2 million rentable square feet. Based on original purchase price, 4.5% of our properties are located in the United States (U.S.), 55.1% are located in continental Europe and 40.4% are located in the United Kingdom. The properties were 99.9% leased, with a weighted average remaining lease term of 8.8 years.
On November 15, 2015, we announced the suspension of our IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that we will resume the IPO. We registered $3.125 billion in shares of Common Stock for sale in our IPO and, through March 31, 2016, we sold 12.3 million shares of Common Stock outstanding, including shares issued pursuant to our IPO and our DRIP for $305.2 million in gross proceeds, all of which had been invested or used for other operating purposes.
On December 31, 2015, we registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3 (File No-333-208820).
Until the NAV pricing date (as described below) the per share purchase price for shares issued under the DRIP will be equal to $23.75 per share. Beginning with the NAV pricing date, the estimated per share price for shares under the DRIP will be equal to our per share NAV, as calculated by our Advisor and approved by our board of directors. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO. After we have initially established our estimated per-share NAV, we expect to update it periodically at the discretion of our board of directors, provided that such updated estimates will be made at least once annually.
We sold 8,888 shares of Common Stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”) an entity controlled by AR Capital Global Holdings, LLC (the “Sponsor”) on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partnership interests in the OP (“OP Units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of our Common Stock or, at the option of the OP, a corresponding number of shares of our Common Stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
Our Advisor has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global II Properties, LLC (the “Property Manager”). The Advisor, Property Manager and Special Limited Partner are under common control with the parent of our Sponsor, as a result of which they are related parties, and have received and will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor has entered into a service provider agreement with an independent third party, Moor Park Capital Global II Advisors Limited (the “Service Provider”). The Service Provider is not affiliated with us, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor’s oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned by the Advisor or Property Manager, as applicable, to the Service Provider, solely with respect to our foreign investments in Europe.

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
As of March 31, 2016 and December 31, 2015, we included cumulative straight line rents receivable in prepaid expenses and other assets in the consolidated balance sheets of $2.5 million and $0.7 million. For the three months ended March 31, 2016 and 2015, our rental revenue included impacts of unbilled rental revenue of $1.7 million and $4,000, respectively, to adjust contractual rent to straight line rent.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations and comprehensive loss. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. No properties were designated as properties held for sale as of March 31, 2016 and December 31, 2015.
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
Goodwill
We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on our assessment as of December 31, 2015, we determined that the goodwill is not impaired and no further analysis is required.
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
Recently Issued Accounting Pronouncements (Pending Adoption)
See Note 2 — Summary of Significant Accounting Policies for Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Properties
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of March 31, 2016:

Portfolio	Acquisition Date	Country	Number of Properties	Rentable Square Feet	Rented Square Feet	Average Remaining Lease Term (1)
Auchan	Dec. 2014	FR	1	152,235	152,235	7.4
Pole Emploi	Dec. 2014	FR	1	41,452	37,437	7.3
Veolia Water	Feb. 2015	US	1	70,000	70,000	9.8
Sagemcom	Feb. 2015	FR	1	265,309	265,309	7.8
NCR Dundee	Apr. 2015	UK	1	132,182	132,182	10.6
FedEx Freight	May 2015	US	1	68,960	68,960	7.4
DB Luxembourg	May 2015	LUX	1	156,098	156,098	7.7
Grupo Antolin	Jun. 2015	US	1	111,798	111,798	9.3
ING Amsterdam	Jun. 2015	NETH	1	509,369	509,369	9.3
Worldline	Jul. 2015	FR	1	111,338	111,338	7.8
Foster Wheeler	Oct. 2015	UK	1	365,832	365,832	8.3
ID Logistics I	Nov. 2015	GER	1	308,579	308,579	8.6
ID Logistics II	Nov. 2015	FR	2	964,489	964,489	8.7
Harper Collins	Dec. 2015	UK	1	873,119	873,119	9.4
DCNS	Dec. 2015	FR	1	96,995	96,995	8.5
Total			16	4,227,755	4,223,740	8.8
______________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years calculated based on square feet as of March 31, 2016.

Results of Operations
We were incorporated on April 23, 2014, purchased our first property and commenced active operations on December 29, 2014, and, as a result, we had no significant operations until fiscal year 2015. There were no acquisitions during the three months ended March 31, 2016.
Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
Rental Income
Rental income was $11.8 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase in rental income was driven by our acquisition of 12 properties since March 31, 2015, for an aggregate purchase price of $504.7 million.
Operating Expense Reimbursements
Operating expense reimbursements were $1.0 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made in latter part of 2015.
Property Operating Expenses
Property operating expenses were $1.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. These costs also include non reimbursable ground lease expenses, third party management fees, and legal costs.
Operating Fees to Related Parties
Operating fees to related parties were $1.9 million and $25,000 for the three months ended March 31, 2016 and 2015, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Our Advisor is entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B units, which will be forfeited unless certain conditions are met. During the three months ended March 31, 2016 and 2015, the board of directors approved the issuance of 54,528 and 13,427, respectively, of Class B units to the Advisor based upon $22.50 per unit.

Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended March 31, 2016 and 2015, property management fees were $0.2 million and $34,000, respectively. There were no Property Manager fees waived for the three months ended March 31, 2016. The Property Manager elected to waive $4,000 of the property management fees for the three months ended 2015.
Acquisition and Transaction Related Costs
We recorded a reduction of $(0.1) million in previously estimated acquisition and transaction related expenses for 2015 acquisitions. Acquisition and transaction related costs for the three months ended March 31, 2015 of $7.2 million are primarily related to acquisition fees, legal fees and other closing costs associated with our purchase of two properties with an aggregate purchase price of $81.5 million.
General and Administrative Expenses
General and administrative expenses of $1.3 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, primarily included board member compensation, directors and officers' liability insurance and professional fees including audit and taxation services.
Depreciation and Amortization Expense
Depreciation and amortization expense was $4.8 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2015. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due to our acquisition of 16 properties since inception with an aggregate base purchase price of $619.9 million, as of the respective acquisition dates.
Interest Expense
Interest expense was $7.2 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings used to finance our property acquisitions and draws on Credit Facility and Mezzanine Facility, along with an increase in the amortization of deferred financing costs associated with these borrowings since March 31, 2015. On March 11, 2016, we have fully paid off and terminated our Credit Facility resulting in $1.1 million write-off the remaining unamortized deferred financing costs.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
There were no gains (losses) on foreign currency for the three months ended March 31, 2016. The losses on foreign currency were $0.5 million for the three months ended 2015. These losses reflect the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the three months ended 2015.
The losses on derivative instruments for the three months ended March 31, 2016 of $0.4 million reflect marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro. There were no gains (losses) on derivative instruments for the three months ended March 31, 2015.
The losses on hedges and derivatives deemed ineffective for the three months ended March 31, 2016 were $0.5 million of which $0.2 million relate to termination of certain active swaps during the three months ended March 31, 2016 and as a result we accelerated the reclassification of such losses from other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming probable not to occur. In addition, we recorded losses of $0.2 million due to the ineffectiveness resulting from over-hedging in foreign currency advances over the related net investments for the three months ended March 31, 2016. The remaining portion of $0.1 million relates to the marked-to-market adjustments of slightly over-hedged portion of our European investments at March 31, 2016. There were no gains (losses) on hedges and derivatives deemed ineffective for the three months ended March 31, 2015.
Income Taxes Expense
We recognize income taxes (expense) benefit for state and local income taxes incurred, if any, in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income taxes (expense) benefit fluctuates from period to period based primarily on the timing of those taxes. Income tax expense was $0.1 million for the three months ended March 31, 2016. There was no income taxes (expense) benefit incurred for the three months ended March 31, 2015.

Cash Flows for Three Months Ended March 31, 2016
During the three months ended March 31, 2016, net cash used in operating activities was $8.2 million. The level of cash flows used in operating activities is affected by rental income received and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the three months ended March 31, 2016 reflect a net loss of $4.7 million adjusted for non-cash items of $7.8 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of above/below-market lease and ground lease assets and liabilities, impairment of deposits for real estate acquisitions, straight line rent and share based compensation) and working capital items of $5.0 million.
The net cash used in investing activities during the three months ended March 31, 2016 of $0.3 million related to capital expenditures of acquisitions in 2016.
Net cash used in financing activities of $8.5 million during the three months ended March 31, 2016, consisted primarily of repayments on the Credit Facility of $27.2 million and payments of distributions to stockholders of $3.0 million offset by reclass in restricted to cash and cash equivalents in the amount of $21.6 million.
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
Liquidity and Capital Resources
On December 31, 2015, we registered 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3 File No-333-208820. The purchase price for shares purchased pursuant to the DRIP is initially $23.75, and beginning with the NAV pricing date, the per share purchase price in the DRIP will be equal to the NAV per share.
We purchased our first property and commenced active operations on December 29, 2014. As of March 31, 2016, we owned 16 properties with an aggregate purchase price of $619.9 million. As of March 31, 2016, we had 12.3 million shares of Common Stock outstanding, including shares issued under the DRIP, and had received total gross proceeds from the IPO of $305.2 million, including proceeds from shares issued under the DRIP.
On November 15, 2015, our board of directors, on the advice of the Advisor, authorized the suspension of the IPO effective December 31, 2015. There can be no assurance as to when, or if, we will resume the IPO. See Part II Item 1A — Risk Factors in this Quarterly Report on Form 10-Q for further discussion.
The number of properties and other assets that we will acquire will depend upon amount of capital available to us. We have not entered into any additional purchase and sale agreements, and there can be no assurance that we will acquire a specific property or other asset.
As of March 31, 2016, we had cash and cash equivalents of $21.4 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders.
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

On March 11, 2016, we terminated our Credit Facility agreement and repaid in full the outstanding balance of $28.4 million comprised of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43) and €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12) with available cash on hand. In addition, as of March 31, 2016, we have a mezzanine facility with M&G Investment Management Limited (the "Mezzanine Facility") that currently permits us to borrow up to €128.0 million. The initial maturity date of the Mezzanine Facility is August 13, 2017. See Note 4 — Revolving Credit Borrowings to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of these borrowings.
As of March 31, 2016, total outstanding advances under the Mezzanine Facility were $138.3 million. The unused borrowing capacity under the Mezzanine Facility as of March 31, 2016 was $7.0 million (based upon an exchange rate as of March 31, 2016).
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. As of March 31, 2016, we had advances under our Mezzanine Facility of $138.3 million and secured gross mortgage notes payable of $286.0 million with a weighted average interest rate per annum of 4.5%. As of March 31, 2016, our weighted average remaining debt term was 2.8 years. Our debt leverage ratio was 68.4% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of March 31, 2016.
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
Our board of directors has adopted an amended and restated share repurchase program (the "Amended and Restated SRP") that enables our stockholders to sell their shares to us under limited circumstances, provided that funding for the Amended and Restated SRP will be derived solely from proceeds secured from the DRIP in the applicable fiscal semester. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient DRIP proceeds available to fund such purchase.
Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend, suspend or terminate the terms of the Amended and Restated SRP. See Note 8 — Common Stock to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Shares purchased under the Amended and Restated SRP will have the status of authorized but unissued shares. The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and March 31, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	17,136	$23.85
Three Months Ended March 31, 2016 (1)	—	—
Cumulative repurchases as of March 31, 2016	17,136	$23.85
_____________________________

(1)	All repurchase requests were completed.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

Three Months Ended March 31, 2016
(In thousands)
Net loss (in accordance with GAAP) (1)	$(4,663)
Depreciation and amortization	4,813
FFO (as defined by NAREIT)	150
Acquisition fees and expenses (2)	(106)
Amortization of above- and below-market lease assets and liabilities, net (3)	464
Straight-line rent	(1,711)
Losses on derivatives	413
Losses on hedges and derivatives deemed ineffective	470
MFFO	$(320)
__________________________

(1)
Amount for the three months ended March 31, 2016 includes $2.3 million of amortization of deferred financing costs (inclusive of $1.0 million of accelerated amortization associated with the termination and full pay down of the Credit Facility on March 11, 2016).

(2)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses of $(0.1) million for the three months ended March 31, 2016 represent changes in estimates of acquisition and transaction related costs previously recognized.

(3)
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

During the three months ended March 31, 2016, approximately $1.6 million of restricted cash was released to service financing obligations primarily associated with two foreign properties that had free rent during the period.
Distributions
In October 2014, our board of directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.0048630137 per day, which is equivalent to $1.775 per annum, per share of Common Stock. The first distribution payment was made in December 2014. In March 2016, our board of directors ratified the existing distribution amount equivalent to $1.775 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.0048497268 per day per share of Common Stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
We intend to accrue and pay distributions on a regular basis. We intend to fund such distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distribution and we can give no assurance that we will pay distributions solely from our cash flow from operations at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our Advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the IPO to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986 (the "Code"). As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gains.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated:

	Three Months Ended March 31, 2016

(In thousands)		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$2,967
Distributions reinvested pursuant to the DRIP	2,436
Total distributions	$5,403

Source of distributions coverage:
Cash flows provided by operations (1)	$2,967	54.9%
Proceeds from issuance of Common Stock	—	—%
Common Stock issued under the DRIP/ offering proceeds	2,436	45.1%
Total sources of distribution coverage	$5,403	100.0%

Cash flows provided by operations (GAAP basis)	$8,168

Net loss (in accordance with GAAP)	$(4,663)
_______________________________

(1)
Distribution amounts for the period indicated above excludes distributions related to unvested restricted stock and Class B units. Distributions paid related to unvested restricted stock were $3,101 for the three months ended March 31, 2016. Distributions paid related to Class B units were $21,614 for the three months ended March 31, 2016.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from April 23, 2014 (date of inception) to March 31, 2016:

For the Period from April 23, 2014 (date of inception) to March 31, 2016
(In thousands)
Distributions paid: (1)
Distributions paid to common stockholders	$17,931
Distributions paid to vested restricted stockholders in cash	19
Total distributions paid	$17,950

Reconciliation of net loss:
Revenues	$34,476
Acquisition and transaction-related expenses	(43,511)
Depreciation and amortization	(13,447)
Impairment of deposits for real estate acquisitions	(2,000)
Other operating expenses	(11,942)
Other non-operating expenses	(17,269)
Income tax benefit	2,061
Net loss (in accordance with GAAP) (2)	$(51,632)
_______________________________

(1)
Distribution amounts for the period indicated above excludes distributions related to unvested restricted stock and Class B units. Distributions paid related to unvested restricted stock were $3,101 for the three months ended March 31, 2016. Distributions paid related to Class B units were $21,614 for the three months ended March 31, 2016.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets and goodwill, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding as of March 31, 2016. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of March 31, 2016, our net tangible book value per share was $5.62. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per share and $23.75 per common share under our DRIP.
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
Loan Obligations
Our loan obligations generally require interest amounts to be paid monthly or quarterly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. On March 11, 2016, the Company repaid the outstanding amount of the Credit Facility in full and terminated its credit agreement.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. The functional currency of our foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. The amounts reported in the consolidated statements of operations and comprehensive loss are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders' equity.
Contractual Obligations
The following table presents our estimated future payments under contractual obligations at March 31, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$285,990	$—	$81,555	$204,435	$—
Interest on mortgage notes payable (1)	23,080	7,925	10,886	4,269	—
Principal on Mezzanine Facility loans (2)	138,340	—	138,340	—	—
Interest on Mezzanine Facility loans (1)	19,886	12,635	7,251	—	—
Total (3) (4) (5)	$467,296	$20,560	$238,032	$208,704	$—
_________________________

(1)	Based on interest rates at March 31, 2016.

(2)	The initial maturity date of the Mezzanine Facility is August 13, 2017.

(3)	Ground lease rental payments due are not included in this table as the Company's one ground lease which is related to ING Amsterdam property is prepaid through 2050.

(4)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2016, which consisted primarily of the Euro and GBP. As of March 31, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(5)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Mezzanine Facility
On November 13, 2015, we through a wholly owned subsidiary entity (the "Borrower"), entered into a Mezzanine Facility, that provided for aggregate borrowings up to €128.0 million subject to certain conditions. The Mezzanine Facility may be prepaid at any time during the term commencing on March 31, 2016 with a minimum of all mezzanine interest due for the first nine months of the loan payable, less any interest already paid. We had $138.3 million outstanding under the Mezzanine Facility as of March 31, 2016.
Election as a REIT
We qualified to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code, effective with our taxable year ending December 31, 2015, and intend to operate in a manner that would allow us to continue to qualify as a REIT. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT for U.S. federal income tax purposes. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT, continue to be subject to taxation in the foreign jurisdictions where those assets are held.
Inflation
We may be adversely be impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were party to a transfer agency agreement with ANST, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. See Note 10 — Related Party Transactions to our audited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
Generally, we do not use derivative instruments to hedge credit risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net asset position of $0.6 million (Note 7 — Derivatives and Hedging Activities).
As of March 31, 2016, our total consolidated debt included borrowings under our Mezzanine Facility and secured gross mortgage financings, with a total carrying value of $424.3 million, and a total estimated fair value of $428.3 million and a weighted average effective interest rate per annum of 4.5%. At March 31, 2016, all of our consolidated debt either bore interest at fixed rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual effective interest rates on our fixed-rate debt at March 31, 2016 ranged from 1.4% to 9.1%. Our debt obligations are more fully described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2016:

(In thousands)	Fixed-rate debt (1)	Variable-rate debt (1)
2016 (remainder)	$—	$—
2017	163,426	—
2018	56,469	—
2019	97,121	—
2020	107,314	—
2021	—	—
Thereafter	—	—
Total	$424,330	$—
_______________________
(1)Amounts are based on the exchange rate at March 31, 2016, as applicable.

The estimated fair value of our fixed-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2016 by an aggregate increase of $2.2 million or an aggregate decrease of $1.4 million, respectively.
Due to the fact that all outstanding debt carries a fixed interest rate or is fixed as a result of entering into an interest rate swap for the next 12 months, a change in interest rates would not have a material effect on our interest expense.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Foreign Currency Exchange Rate Risk
We own foreign investments, primarily in Europe and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and the British pound sterling which may affect future costs and cash flows. We generally manage foreign currency exchange rate movements by placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The total estimated fair value of our foreign currency forward contracts, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $0.1 million at March 31, 2016. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of March 31, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$20,217	$13,959	$34,176
2017	25,829	19,069	44,898
2018	27,617	19,941	47,558
2019	27,645	20,545	48,190
2020	27,686	21,418	49,104
2021	27,728	21,418	49,146
Thereafter	72,243	66,425	138,668
Total	$228,965	$182,775	$411,740
_______________________

(1)	Based on the exchange rate as of March 31, 2016.

Scheduled debt service payments (principal) for mortgage notes payable and Mezzanine Facility for our foreign operations as of March 31, 2016, excluding the Credit Facility, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	25,086	—	25,086
2018	—	56,469	56,469
2019	56,781	40,340	97,121
2020	107,314	—	107,314
2021	—	—	—
Thereafter	—	—	—
Total	$189,181	$96,809	$285,990

Future Debt Service Payments (1) (2)
Mezzanine Facility
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	82,395	55,945	138,340
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$82,395	$55,945	$138,340
_______________________

(1)	Based on the exchange rate as of March 31, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.
We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Mezzanine Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of March 31, 2016, in certain areas. See Item 2. Properties in this Quarterly Report on Form 10-Q for further discussion on distribution across countries, tenants and industries.
Based on original purchase price, the majority of our properties are located in Europe (95.5%) and in the U.S. (4.5%). The majority of our directly owned real estate properties and related loans are located in United Kingdom (41.1%), France (25.0%), The Netherlands (17.7%), Luxembourg (9.7%), Germany (2.2%) and the remaining are in the U.S. (4.3%) of our annualized rental income at March 31, 2016. See Note 3  — Real Estate Investments in this Quarterly Report on Form 10-Q for further discussion on distribution across countries.

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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from these risk factors, except for the items described below.
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
Our cash flows used by operations were $8.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we paid distributions of $5.4 million, of which $2.4 million, or 45.1%, was funded from cash flows from operations. The remaining $3.0 million, or 54.9%, was funded with proceeds from Common Stock issued under the DRIP.
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
On November 15, 2015, our board of directors, on the advice of our Advisor, authorized the suspension of our IPO effective December 31, 2015. There can be no assurance as to when, or if, we will resume our IPO. There also can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares of Common Stock through the DRIP, to fund our operating and capital needs, including cash required to fund repurchases under our SRP. We have also funded a substantial portion of the distributions to our stockholders from proceeds from our IPO. While we currently expect to fund distributions from existing operations, there can be no assurance that we can do so. There is no assurance will be able to generate sufficient cash flows from alternative sources to continue paying distributions at the current rate. Moreover, if we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended March 31, 2016.
On October 17, 2014, we received and accepted subscriptions in excess of $2.0 million of Common Stock, broke escrow and issued shares of our Common Stock to our initial investors. We purchased our first property and commenced active operations on December 29, 2014. As of March 31, 2016, we had 12.3 million shares of Common Stock outstanding, including shares issued under the DRIP, and had received total gross proceeds from the IPO of $305.2 million, including proceeds from shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of Common Stock:

For the Period from April 23, 2014 (date of inception) to March 31, 2016
(In thousands)
Selling commissions and dealer manager fees	$26,981
Other offering costs	12,578
Total offering costs	$39,559
The Former Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of Common Stock:

For the Period from April 23, 2014 (date of inception) to March 31, 2016
(In thousands)
Total commissions paid to the Former Dealer Manager	$26,981
Less:
Commissions to participating brokers	(17,942)
Reallowance to participating broker dealers	(3,112)
Net to the Former Dealer Manager	$5,927
As of March 31, 2016, cumulative offering costs included $27.0 million incurred from the Advisor and the Former Dealer Manager to reimburse offering costs incurred. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross Common Stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of March 31, 2016.
We have used substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2016, we have used $316.2 million of net proceeds from our IPO and $353.9 million of debt financing to purchase 16 properties with an aggregate base purchase price of $619.9 million and acquisition, financing and other related costs of $50.1 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the three months ended March 31, 2016.
Recent Sale of Unregistered Securities
We did not have any recent sale of unregistered securities during the three months ended March 31, 2016.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.
By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Timothy Salvemini
Timothy Salvemini
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 16, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Global II Operating Partnership, L.P., dated March 22, 2016.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Amended and Restated Share Repurchase Program effective February 28, 2016.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust II, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with SEC on March 22, 2016.