Form 10-Q
period 2016-06-30
American Realty Capital Global Trust II, Inc.
filed 2016-08-15
CIK 1609865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the registrant had 12,474,407 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$76,095	$79,653
Buildings, fixtures and improvements	389,285	400,665
Acquired intangible lease assets	120,980	122,957
Total real estate investments, at cost	586,360	603,275
Less accumulated depreciation and amortization	(20,228)	(9,390)
Total real estate investments, net	566,132	593,885
Cash and cash equivalents	35,014	22,735
Restricted cash	5,471	23,615
Derivatives, at fair value	13,491	8,165
Unbilled straight line rent	3,168	747
Prepaid expenses and other assets	2,344	8,352
Deferred tax assets	2,753	2,753
Goodwill and other intangible assets	5,867	5,882
Deferred financing costs, net	2,640	5,280
Total assets	$636,880	$671,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs ($5,628 and $5,706 for June 30, 2016 and December 31, 2015, respectively)	$287,972	$275,736
Credit facility	—	28,630
Mezzanine facility	132,716	136,777
Below-market lease liabilities, net	3,502	3,749
Derivatives, at fair value	6,011	1,927
Due to related parties	338	280
Accounts payable and accrued expenses	7,028	10,120
Prepaid rent	6,972	5,821
Deferred tax liability	6,029	5,921
Taxes payable	944	474
Distributions payable	1,824	1,848
Total liabilities	453,336	471,283
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 12,448,568 and 12,249,858 shares issued; and 12,444,303 and 12,242,127 shares outstanding, as of June 30, 2016, and December 31, 2015, respectively.	124	122
Additional paid-in capital	267,851	263,030
Accumulated other comprehensive loss	(4,412)	(1,701)
Accumulated deficit	(80,019)	(61,320)
Total stockholders' equity	183,544	200,131
Total liabilities and stockholders' equity	$636,880	$671,414
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(Revised)		(Revised)
Revenues:
Rental income	$11,972	$2,976	$23,783	$4,022
Operating expense reimbursements	293	308	1,290	482
Total revenues	12,265	3,284	25,073	4,504

Expenses:
Property operating	618	498	1,940	655
Operating fees to related parties	1,850	101	3,786	126
Acquisition and transaction related	146	13,028	40	20,193
Recovery of impaired deposits for real estate acquisitions	(250)	—	(250)	—
General and administrative	1,681	455	2,971	771
Depreciation and amortization	4,861	1,535	9,674	2,017
Total expenses	8,906	15,617	18,161	23,762
Operating income (loss)	3,359	(12,333)	6,912	(19,258)
Other income (expense):
Interest expense	(5,864)	(2,087)	(13,062)	(2,913)
Losses on foreign currency	—	(277)	—	(745)
Losses on derivative instruments	(299)	(48)	(712)	(48)
Unrealized gains (losses) on undesignated foreign currency advances and other hedge ineffectiveness	75	(82)	(395)	(82)
Other income	6	16	11	16
Total other expense, net	(6,082)	(2,478)	(14,158)	(3,772)
Net loss before income tax	(2,723)	(14,811)	(7,246)	(23,030)
Income tax (expense) benefit	(400)	21	(540)	21
Net loss	$(3,123)	$(14,790)	$(7,786)	$(23,009)
Other comprehensive income (loss):
Cumulative translation adjustment	1,613	(2,583)	1,465	188
Designated derivatives, fair value adjustments	(1,008)	386	(4,176)	138
Comprehensive loss	$(2,518)	$(16,987)	$(10,497)	$(22,683)

Basic and diluted weighted average shares outstanding	12,412,618	6,773,666	12,363,312	4,614,053
Basic and diluted net loss per share	$(0.25)	$(2.18)	$(0.63)	$(4.99)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2015	12,242,127	$122	$263,030	$(1,701)	$(61,320)	$200,131
Issuance of common stock	1,548	—	16	—	—	16
Common stock offering costs, commissions and dealer manager fees	—	—	63	—	—	63
Common stock repurchases, inclusive of fees	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	197,162	2	4,681	—	—	4,683
Share-based compensation	3,466	—	—	—	—	—
Amortization of restricted shares	—	—	61	—	—	61
Distributions declared		—	—	—	(10,913)	(10,913)
Net loss	—	—	—	—	(7,786)	(7,786)
Cumulative translation adjustment	—	—	—	1,465	—	1,465
Designated derivatives, fair value adjustments	—	—	—	(4,176)	—	(4,176)
Balance, June 30, 2016	12,444,303	$124	$267,851	$(4,412)	$(80,019)	$183,544

The accompanying notes are an integral part of this consolidated financial statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,786)	$(23,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,442	1,257
Amortization of intangibles	4,232	760
Amortization (including accelerated write-off) of deferred financing costs	3,288	1,141
Amortization of below-market lease liabilities	(190)	(33)
Amortization of above-market lease assets	1,124	120
Amortization of below-market ground lease assets	360	—
Unbilled straight line rent	(2,578)	157
Recovery of impaired deposits for real estate acquisitions	(250)	—
Share-based compensation	61	6
Unrealized gains on foreign currency transactions, derivatives, and other	(45)	48
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	395	82
Changes in assets and liabilities:
Due to related parties	58	(18)
Prepaid expenses and other assets	6,108	(1,279)
Deferred tax assets	—	(21)
Accounts payable and accrued expenses	(3,070)	6,149
Prepaid rent	1,151	1,945
Deferred tax liability	—	—
Taxes payable	355	—
Net cash provided by (used in) operating activities	8,655	(12,695)
Cash flows from investing activities:
Capital expenditures	(250)	—
Investment in real estate and real estate related assets	—	(68,487)
Deposits for real estate acquisitions	250	2,361
Net cash used in investing activities	—	(66,126)
Cash flows from financing activities:
Repayments on credit facility	(27,219)	—
Proceeds from mortgage notes payable	29,488	—
Payments of mortgage notes payable	(11,116)	—
Payments of deferred financing costs	(440)	(6,063)
Proceeds from issuance of common stock	16	192,580
Payments of offering costs	63	(23,617)
Distributions paid	(6,254)	(1,785)
Payments on common stock repurchases, inclusive of fees	—	—
Restricted cash	18,144	(14,074)
Net cash provided by financing activities	2,682	147,041
Net change in cash and cash equivalents	11,337	68,220
Effect of exchange rate on cash	942	48
Cash and cash equivalents, beginning of period	22,735	1,286
Cash and cash equivalents, end of period	$35,014	$69,554

Supplemental Disclosures:
Cash paid for interest	$11,304	$827
Cash paid for income taxes	70	4
Non-Cash Investing and Financing Activities:
VAT refund receivable used to repay notes payable	—	6,746
Mortgage notes payable assumed or used to acquire investments in real estate	—	(202,269)
Repayment of note payable	—	(6,746)

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Borrowings under line of credit to acquire real estate	—	(17,256)
Repayment of credit facility	(1,029)	—
Settlement of foreign currency derivatives	1,029	—
Common stock issued through distribution reinvestment plan	4,683	1,205
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 1 — Organization
American Realty Capital Global Trust II, Inc. (the “Company”) was incorporated on April 23, 2014 as a Maryland corporation that elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015.
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
On November 15, 2015, the Company announced the suspension of its IPO, effective December 31, 2015, and the IPO will lapse in accordance with its terms on August 26, 2016. The IPO was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that the Company will resume the IPO. The Company registered $3.125 billion, or 125.0 million shares, of Common Stock for sale in its IPO and through June 30, 2016, the Company sold 12.4 million shares of Common Stock outstanding, including shares issued pursuant to its IPO and its DRIP for approximately $307.4 million in gross proceeds, all of which had been invested or used for other purposes.
On December 31, 2015, the Company registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3 (File No-333-208820).
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. All such properties may be acquired and operated by the Company alone or jointly with Moor Park Capital Global II Advisors Limited (the “Service Provider”) or another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on December 29, 2014. As of June 30, 2016, the Company owned 16 properties consisting of 4.2 million rentable square feet, which were 99.9% leased, with weighted average remaining lease term of 8.5 years. 4.5% of the Company's properties are located in the United States and 95.5% are located in Europe.
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
June 30, 2016
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2016. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2016 other than the updates described below and the subsequent notes.
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
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ending December 31, 2015. Commencing with such taxable year, the Company was organized to operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to continue to qualify for taxation as a REIT, but no assurance can be given that it will operate in a manner so as to remain qualified as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable earnings. REIT's are subject to a number of other organizational and operational requirements. The Company conducts business in various states and municipalities within the United States, United Kingdom and continental Europe and, as a result, the Company or one of its subsidiaries file income tax returns in the United States federal jurisdiction and various states and certain foreign jurisdictions. As a result, the Company may be subject to certain federal, state, local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease the Company's earnings and available cash.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Significant judgment is required in determining the Company's tax provision and in evaluating its tax positions. The Company establishes tax reserves based on a benefit recognition model, which the Company believes could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The Company derecognizes the tax position when the likelihood of the tax position being sustained is no longer more likely than not.
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
Our deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

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

The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of its taxable income. For the three and six months ended June 30, 2016, the Company recognized an income tax expense of $0.4 million and $0.5 million, respectively. For the three and six months ended June 30, 2015, the Company recognized an income tax benefit of $21,000. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the United States or in foreign jurisdictions.
Reclassifications
Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the current period presentation.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Revisions to previously issued financial statements
During the three months ended March 31, 2016, the Company identified certain historical errors in the preparation of its statements of operations and comprehensive income (loss) and consolidated statement of changes in equity since 2014 which impacted the quarterly financial statements for the periods ended March 31, June 30, and September 30, 2015 and the years ended December 31, 2015 and 2014. Specifically, the Company had been reflecting the fair value adjustments for its cross currency derivatives designated as net investment hedges on its foreign investments as part of “Designated derivatives - fair value adjustments” within Other Comprehensive Income ("OCI") rather than treating them as part of “Cumulative translation adjustments” also in OCI consistent with the treatment of the hedged item as required by ASC 815. The Company concluded that the errors noted above were not material to any historical periods presented. However, in order to correctly present the cumulative translation adjustment and designated derivatives, fair value adjustment in the appropriate period, the Company revised previously issued financial statements and will revise its future presentations of OCI when the periods are refiled in 2016 for comparative purposes. The effects of these revisions are summarized below:

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
June 30, 2016
(Unaudited)

(In thousands)	As originally Reported	Adjustment	As Revised
Year ended December 31, 2015
Cumulative translation adjustment	$(7,918)	$7,899	$(19)
Designated derivatives, fair value adjustments	6,258	(7,899)	(1,641)
Total OCI	$(1,660)	$—	$(1,660)
Out-of-period adjustment
The Company received a tax refund of $0.1 million in excess of the originally recorded tax receivable for periods prior to the Company's ownership of an acquired subsidiary. During the three months ended March 31, 2016, the Company recorded the out-of-period excess benefit as a reduction to general and administrative expense rather than an adjustment to goodwill and other intangible assets. Management concluded this adjustment is not material to the financial position or results of operations of the current or prior quarter and corrected these amounts in during the three months ended June 30, 2016. There is no net effect to year to date amounts.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. As a result, the Company reclassified $5.7 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of December 31, 2015. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 4 — Revolving Credit Borrowings). The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheet as of December 31, 2015.
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
June 30, 2016
(Unaudited)

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
In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update do not change the core principle of the guidance in Topic 606 but rather, clarify aspects of identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendment is effective on the same date as ASU 2014-09, which is not yet effective. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance in a few narrow areas and add some practical expedients to the guidance. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendment is effective on the same date as ASU 2014-09, which is not yet effective. The Company is currently evaluating the impact of the revised guidance on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired as of December 31, 2015 and during the six months ended June 30, 2016:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2015	16	$619,914
Six Months Ended June 30, 2016	—	—
Portfolio as of June 30, 2016	16	$619,914
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table presents the allocation of assets acquired and liabilities assumed during the six months ended June 30, 2015 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase. There were no acquisitions during the six months ended June 30, 2016.

(Dollar amounts in thousands)	Six Months Ended June 30, 2015
Real estate investments, at cost:
Land	$26,827
Buildings, fixtures and improvements	188,820
Total tangible assets	215,647
Acquired intangibles:
In-place leases	49,536
Above market lease assets	379
Below market lease liabilities	(2,757)
Below market ground lease intangible assets (1)	25,207
Total assets acquired, net	288,012
Mortgage notes payable used to acquire real estate investments	(202,269)
Credit facilities payable used to acquire real estate investments	(17,256)
Cash paid for acquired real estate investments	$68,487
Number of properties purchased	7
___________________________________

(1)	Below market ground lease intangible assets is for one ground lease which is related to ING Amsterdam property which is prepaid through 2050.
The Company purchased its first property and commenced active operations on December 29, 2014. The following table presents unaudited pro forma information as if the acquisitions during the three and six months ended June 30, 2015 had been consummated on April 23, 2014 (date of inception).

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2015	June 30, 2015
Pro forma revenues	$6,407	$12,753
Pro forma income net loss	(686)	$(1,439)
Basic and diluted net loss per share	$(0.10)	$(0.31)

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

(In thousands)	Future Minimum Base Rental Payments (1)
2016 (remainder)	$23,214
2017	45,186
2018	47,767
2019	48,377
2020	49,239
2021	49,301
Thereafter	139,313
$402,397
________________________

(1)	Based on exchange rate as of June 30, 2016.
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of June 30, 2016 and 2015:

	June 30,
Tenant	2016	2015
Foster Wheeler	23.5%	—%
ING Amsterdam	18.0%	34.8%
Harper Collins	14.3%	—%
Sagemcom	11.5%	22.1%
DB Luxembourg	*	20.7%
___________________________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10.0% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of June 30, 2016 and 2015.

	June 30,
Country	2016	2015
United Kingdom	39.9%	—%
France	25.5%	31.2%
The Netherlands	18.0%	34.8%
Luxembourg	*	20.7%
___________________________________________

*	The country's/state annualized rental income on a straight-line basis was not greater than 10.0% of total annualized rental income for all portfolio properties as of the period specified.
The Company did not own properties in any other state/country that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2016 and 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

As of December 31, 2015, the Company had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. At the time, the Company believed, that it will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015. Subsequently, during the three months ended June 30, 2016, the Company was able to negotiate and recoup $0.3 million on such deposits which are recorded in gains on sale of agreements in the consolidated statement of operations.
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
The Company had the option, based upon its consolidated leverage ratio, to have draws under the Credit Facility priced at either (i) Alternate Base Rate plus an applicable spread ranging from 0.5% to 1.1%, (ii) Adjusted LIBO Rate plus an applicable spread ranging from 1.5% to 2.1%, or (iii) Adjusted EURIBOR Rate plus an applicable spread ranging from 1.5% to 2.1%. Alternate Base Rate is defined in the Credit Facility as the greatest of (a) the prime rate in effect on such day; (b) the federal funds effective rate in effect on such day plus half of 0.50%; and (c) Adjusted LIBO Rate for a one month interest period on such day plus 1.0%. Adjusted LIBO Rate refers to the London interbank offered rate, adjusted based on applicable reserve percentages established by the Federal Reserve. Adjusted EURIBOR Rate refers to the Euro interbank offered rate, adjusted based on applicable reserve percentages in effect on such day for fundings in Euros maintained by commercial banks which lend in Euros. If any principal or interest on any loan under the Credit Facility or any other amount payable by the OP under the Credit Facility is not paid when due, such overdue amount will bear interest at, in respect of principal, 2.0% plus the rate otherwise applicable to such principal amount, or, in respect of any other amount, 2.0% plus the rate otherwise applicable to loans under the Credit Facility bearing interest at the Alternate Base Rate.
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
On March 11, 2016, the Company terminated the Credit Facility agreement and repaid in full the outstanding balance of $28.4 million comprised of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43) and €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12) with $20.0 million of previously restricted cash which was held as collateral for the Credit Facility with the remainder of the obligation funded with available cash on hand. As a result, the Company accelerated the amortization of approximately $1.1 million of deferred financing costs associated with the Credit Facility. Such amounts are included in interest expense in the six months ended June 30, 2016. Foreign currency draws under the Credit Facility were designated as net investment hedges through March 11, 2016 (see Note 7 — Derivatives and Hedging Activities for further discussion).
Mezzanine Facility
On November 13, 2015, the Company, through a wholly owned subsidiary entity (the "Borrower"), entered into a mezzanine loan agreement (the "Mezzanine Facility"), that provided for aggregate borrowings up to €128.0 million ($142.1 million based upon an exchange rate as of June 30, 2016) subject to certain conditions. Borrowings under the Mezzanine Facility were used, along with cash on hand, to refinance certain existing properties and finance portfolio acquisitions. The Mezzanine Facility bears interest at 8.25% per annum, payable quarterly, and is scheduled to mature on August 13, 2017. The creditors can offer leverage up to 82.5% of the net purchase price of the collateral properties. If the actual leverage of the Borrower exceeds 77.5% of net purchase price of the collateral properties, the interest rate for the loan shall be 8.50%.
The Mezzanine Facility is secured by first-priority ranking of the shares of the Borrower, and all of the Borrower's unencumbered country holding vehicles. The Mezzanine Facility is also cross-collateralized by pledges of the direct or indirect ownership of the Company in all the related personal property, reserves, and a pledge of shareholder loans and receivables to the extent not already pledged to senior lenders. The Mezzanine Facility may be prepaid at any time during the term commencing on June 30, 2016 with a minimum of all mezzanine interest due for the first nine months of the loan payable, less any interest already paid. The outstanding amount of the Mezzanine Facility was $132.7 million (including €72.6 million and £38.9 million) and $136.8 million (including €72.6 million and £38.9 million) as of June 30, 2016 and December 31, 2015, respectively. The unused borrowing capacity under the Mezzanine Facility as of June 30, 2016 and December 31, 2015 was $9.4 million and $2.8 million, respectively.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

As discussed in Note 14 — Subsequent Events, the Mezzanine Facility was subsequently modified. As a result, the Company was required to repay €10.2 million in July 2016. It will be further required to repay an additional £1.8 million in 2016 and £3.7 million in 2017 (or earlier upon closing of specific asset sales).
Effective January 4, 2016, all non-functional currency draws under the Mezzanine Facility were designated as net investment hedges (see Note 7 — Derivatives and Hedging Activities for further discussion).
The total gross carrying value of unencumbered assets as of June 30, 2016 was $9.7 million.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2016 and December 31, 2015 consisted of the following:

Country	Portfolio	Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate	Maturity
			June 30, 2016	December 31, 2015
			(In thousands)
France:	Auchan	1	$9,217	$9,053	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	6,441	6,326	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom	1	39,867	39,156	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	5,552	5,453	1.9%	(2)	Fixed	Jul. 2020
	DCNS	1	10,550	10,362	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II	2	11,660	—	1.3%		Fixed	Jun. 2020
Luxembourg:	DB Luxembourg (primary mortgage loan) (3)	1	39,978	39,265	1.4%	(2)	Fixed	May 2020
	DB Luxembourg (secondary mortgage loan) (3)		13,416	24,094	9.1%		Fixed	May 2017
The Netherlands:	ING Amsterdam	1	48,862	47,991	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	9	185,543	181,700

United Kingdom:	Foster Wheeler	1	52,631	58,180	2.7%	(2)	Fixed	Oct. 2018
	Harper Collins	1	37,598	41,562	3.4%	(2)	Fixed	Oct. 2019
	NCR Dundee	1	7,553	—	3.0%	(2)	Fixed	Apr. 2020
	Total GBP denominated	3	97,782	99,742

United States:	FedEx Freight	1	6,165	—	4.5%		Fixed	May 2020
	Veolia Water	1	4,110	—	4.5%		Fixed	May 2020
	Total USD denominated	2	10,275	—
	Gross mortgage notes payable	14	293,600	281,442	2.5%
	Deferred financing costs, net of accumulated amortization	—	(5,628)	(5,706)
	Mortgage notes payable, net of deferred financing costs	14	$287,972	$275,736	2.5%
_________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the respective measurement date.

(2)	Fixed as a result of entering into an interest rate swap agreement.

(3)
The DB Luxembourg property is encumbered by a mortgage and a second mortgage loan, each pursuant to the same loan agreement. The second mortgage loan was partially paid off during three months ended June 30, 2016.

During the three and six months ended June 30, 2016, the Company encumbered two French property for which the Company received proceeds of €10.5 million ($11.7 million based upon an exchange rate of $1.00 to €1.11 as of June 30, 2016), one U.K. property for which the Company received proceeds of £5.6 million ($7.6 million based upon an exchange rate of $1.00 to £1.34 as of June 30, 2016), and two U.S. properties for which the Company received proceeds of $10.3 million.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the gross mortgage notes payable subsequent to June 30, 2016:

(In thousands)	Future Principal Payments (1)
2016 (remainder)	$—
2017	13,416
2018	52,631
2019	93,123
2020	112,495
2021	21,935
Thereafter	—
Total	$293,600
_________________________

(1)
Based on exchange rate as of June 30, 2016. As discussed in Note 14 — Subsequent Events, the Mezzanine Facility was subsequently modified. As a result, the Company was required to repay €10.2 million in July 2016. It will be further required to repay an additional £1.8 million in 2016 and £3.7 million in 2017 (or earlier upon closing of specific asset sales), and such amounts are not reflected in the table above.

The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability and those inputs are significant.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2016
Cross currency swaps, net (GBP & EUR)	$—	$12,960	$—	$12,960
Interest rate swaps, net (GBP & EUR)	$—	$(5,980)	$—	$(5,980)
Foreign currency forwards, net (GBP & EUR)	$—	$500	$—	$500
December 31, 2015
Cross currency swaps, net (GBP & EUR)	$—	$7,408	$—	$7,408
Interest rate swaps, net (GBP & EUR)	$—	$(1,726)	$—	$(1,726)
Foreign currency forwards, net (GBP & EUR)	$—	$556	$—	$556
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016.
Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to/from related parties, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 are reported below.

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	June 30, 2016	June 30, 2016	December 31, 2015	December 31, 2015
Gross mortgage notes payable	3	$293,600	$291,854	$281,442	$286,547
Credit Facility (1)	3	$—	$—	$28,630	$28,630
Mezzanine Facility	3	$132,716	$132,716	$136,777	$136,777
_____________________________

(1)
On March 11, 2016, the Company terminated and repaid all outstanding amounts under the Credit Facility in full. As more fully described in Note 7, certain of the Credit Facility advances were denominated in Euro and British Pounds. A portion of the foreign currency advances under the Credit Facility through March 11, 2016 and a portion foreign currency advances under the Mezzanine Facility as of June 30, 2016 were designated as net investment hedges and measured at fair value through other comprehensive income (loss) as part of the cumulative translation adjustment.

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
June 30, 2016
(Unaudited)

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of June 30, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Cross currency swaps (EUR-USD)	Derivative assets, at fair value	$562	$3,632
Cross currency swaps (EUR-USD)	Derivative liabilities, at fair value	(7)	—
Cross currency swaps (GBP-USD)	Derivative assets, at fair value	11,782	3,776
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	370	490
Interest rate swaps (GBP)	Derivative assets, at fair value	—	190
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(1,957)	(166)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,221)	(1,751)
Total		$9,529	$6,171
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$153	$55
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	1	22
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(24)	(10)
Cross currency swaps (EUR-USD)	Derivative assets, at fair value	623	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,802)	—
Total		$(2,049)	$67

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2016	$13,491	$(6,011)	$—	$7,480	$—	$—	$7,480
December 31, 2015	$8,165	$(1,927)	$—	$6,238	$—	$—	$6,238
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2016, the Company recorded no gains (losses) of ineffectiveness in earnings. During the six months ended June 30, 2016, the Company recorded losses of $0.1 million of hedge ineffectiveness in earnings. During the three and six months ended June 30, 2015, the Company recorded gains of $18,000 of hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.6 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on interest rate derivatives (effective portion)	$7,562	$(504)	$2,991	$2,364
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(343)	$(80)	$(905)	$(98)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$18	$(56)	$18

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

As of June 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (EUR)	4	$61,078	8	$169,604
Interest rate swaps (GBP)	3	97,782	3	116,374
Total	7	$158,860	11	$285,978
During the three and six months ended June 30, 2016, the Company terminated certain active interest rate swaps and as a result the Company accelerated the reclassification of zero and $0.2 million of losses from other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
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
On March 11, 2016, the Company terminated and repaid all outstanding amounts under the Credit Facility which were designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations and comprehensive loss. Foreign currency advances under the Company's Credit Facility were utilized to fund individual real estate investments in the respective local currency. Foreign denominated draws under the Credit Facility were designated as net investment hedges through the repayment date of March 11, 2016, which created a natural hedge against the equity invested, removing the need for final currency swaps. As of March 11, 2016, total foreign currency advances under the Credit Facility were approximately $28.4 million, which reflects advances of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43 as of March 11, 2016) and advances of €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12, as of March 11, 2016). The Company did not record any gains (losses) for the three and six months ended June 30, 2016 and 2015 due to currency changes on the undesignated excess of the foreign currency advances over the related net investments.
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
In addition, the Company entered into the Mezzanine Facility through a foreign subsidiary with EUR functional currency. The Mezzanine Facility allows for draws in both EUR and GBP denominated amounts. As of June 30, 2016, the Company has drawn foreign currency advances under its Mezzanine Facility to refinance certain secondary mortgages as well as fund individual real estate investments in GBP and EUR. Effective January 4, 2016, all non-functional GBP draws under the Mezzanine Facility were designated as net investment hedges, which created a natural hedge against the GBP equity invested, removing the need for final currency swaps. As of June 30, 2016, total GBP advances under the Mezzanine Facility were approximately €47.0 million (or $52.1 million), which reflects advances of £38.9 million (based upon an exchange rate of £1.00 to €1.21 as of June 30, 2016). The Company recorded gains (losses) of $0.1 million and $(0.1) million for the three and six months ended June 30, 2016, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

As of June 30, 2016 and December 31, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	June 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (EUR-USD)	3	$40,067	4	$53,998
Cross currency swaps (GBP-USD)	1	65,788	1	72,725
Foreign currency forwards (EUR-USD)	1	10,100	1	10,100
Total	5	$115,955	6	$136,823
Non-Designated Hedges
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the Pound Sterling ("GBP") and the Euro ("EUR"). The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in earnings. The Company recorded marked-to-market losses of $0.3 million and $0.7 million on the non-designated derivatives for the three and six months ended June 30, 2016, respectively. The Company recorded losses of $48,000 on the non-designated derivatives for the three and six months ended June 30, 2015.
As of June 30, 2016 and December 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	June 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	7	$812	9	$1,044
Foreign currency forwards (EUR-USD)	10	1,780	12	2,136
Cross currency swaps (EUR-USD)	1	14,911	—	—
Interest rate swaps (EUR)	3	99,390	—	—
Total	21	$116,893	21	$3,180
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
As of June 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.5 million. As of June 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

On November 15, 2015, the Company announced the suspension of its IPO, which was conducted by the Former Dealer Manager, as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that the Company will resume the IPO. The IPO will lapse in accordance with its terms on August 26, 2016.
On December 31, 2015, the Company registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3.
As of June 30, 2016 and December 31, 2015, the Company sold 12.4 million and 12.2 million shares of Common Stock outstanding, respectively, including shares issued pursuant to the DRIP and in pursuant to its IPO. Total gross proceeds from these issuances were $307.4 million and $302.7 million, including proceeds from shares issued under the DRIP, as of June 30, 2016 and December 31, 2015, respectively, all of which had been invested or used for other operating purposes.
On August 11, 2016, in contemplation of the merger, the Company’s board of directors determined to suspend the DRIP effective as of the later of August 12, 2016 and the day following the date on which the suspension is publicly announced. The final issuance of Common Stock pursuant to the DRIP occurred in connection with the distribution paid on August 1, 2016.
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
June 30, 2016
(Unaudited)

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
Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and June 30, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	17,316	$23.85
Six Months Ended June 30, 2016	—	—
Cumulative repurchases as of June 30, 2016	17,316	$23.85
On August 11, 2016, in contemplation of the merger, the Company’s board of directors determined to suspend the SRP with effect on the later of August 12, 2016 and the day following the date on which the suspension is publicly announced.
Note 9 — Commitments & Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2016, there were no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of June 30, 2016 and December 31, 2015, an entity controlled by the Sponsor owned 8,888 shares of the Company’s outstanding Common Stock. The Advisor and its related parties may incur and pay costs and fees on behalf of the Company. As of June 30, 2016 and December 31, 2015, the Company had $0.3 million and $0.3 million of payables to related parties for advances received to fund the payment of offering costs, respectively.
The Former Dealer Manager served as the dealer manager of the Company's IPO. SK Research, LLC ("SK Research") and American National Stock Transfer, LLC ("ANST"), both subsidiaries of the parent company of the Former Dealer Manager, provided other general professional services through December 2015 and February 2016, respectively. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"), the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
The following table details total selling commissions and dealer manager fees incurred and due to the Former Dealer Manager as of and for the periods presented:

	Three Months Ended		Six Months Ended		Payable as of
(In thousands)	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Total commissions and fees from Former Dealer Manager	$—	$10,658	$—	$17,400	$—	$—
The Advisor and its related parties received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company or its related parties on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the Company has not incurred any offering cost reimbursements from the Advisor or the Former Dealer Manager. The Company was responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of Common Stock, measured at the end of the IPO. IPO costs in excess of the 2.0% cap as of the end of the IPO will be the Advisor’s responsibility. As of June 30, 2016, offering and related costs exceeded 2.0% of gross proceeds received from the offering by $6.3 million. The IPO is currently suspended but securities may still be sold under the offering until the end of the two year period from the beginning of the IPO, subject to a potential one year extension. The IPO will lapse in accordance with its terms on August 26, 2016. The Company's board of directors and the Advisor are engaged in discussions regarding the amounts paid in excess of 2.0% of gross proceeds.
The following table details offering costs and reimbursements incurred from and due to the Advisor and Former Dealer Manager as of and for the periods presented:

	Three Months Ended		Six Months Ended		Payable as of
(In thousands)	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Fees and expense reimbursements from the Advisor and Former Dealer Manager	$—	$3,344	$—	$5,558	$283	$283
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross Common Stock proceeds during the offering period. As of June 30, 2016, cumulative offering costs were $39.5 million. As of June 30, 2016, cumulative offering costs, net of unpaid amounts did not exceed the 15.0% threshold.
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
June 30, 2016
(Unaudited)

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
The OP issued (subject to periodic approval by the board of directors) restricted Class B units in the OP (“Class B units”) to the Advisor for asset management services on a quarterly basis in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets) less (B) any amounts payable as an oversight fee for such calendar quarter; divided by (ii) the value of one share of Common Stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as any one of the following events occurs: (i) a listing of the Company's Common Stock on a national securities exchange; (ii) a transaction to which the Company or the Company's operating partnership is a party, as a result of which OP Units or the Company's Common Stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the Advisor pursuant to the advisory agreement is providing services to us immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. As of June 30, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor will receive distributions on each unvested Class B unit in an amount equal to the distributions rate received on the Company's Common Stock. Such distributions on issued Class B units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the six months ended June 30, 2016 and 2015, the Company's board of directors approved the issuance of 54,528 and 13,427 shares of Class B units, respectively.
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
June 30, 2016
(Unaudited)

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
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six months ended June 30,				Payable (Receivable) as of
	2016		2015		2016		2015
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	June 30, 2016		December 31, 2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$—	$—	$4,289	$—	$—	$—	$5,917	$—	$—		$—
Financing coordination fees (2)	—	—	1,044	—	77	—	2,267	—	—		—
Ongoing fees:
Other expense reimbursements (3)	416	—	—	—	873		—	—	7		—
Asset management fees (3)	1,191	—	—	—	2,453	—	—	—	—		—
Property management and leasing fees (3) (4)	243	—	56	15	460	—	90	19	(10)		24
Total related party fees and reimbursements	$1,850	$—	$5,389	$15	$3,863	$—	$8,274	$19	$(3)	(5)	$24
_____________________________________________

(1)	These related party fees are recorded within acquisition and transaction related costs on the consolidated statements of operations and comprehensive loss.

(2)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)	These related party fees are recorded within operating fees to related parties in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of 50% of fees from European assets through August 31, 2015. No such fees were waived effective September 1, 2015.

(5)
In addition, as of June 30, 2016, amounts due to related parties includes $59,000, which are recorded within general and administrative expenses on the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2016 and are not reflected in the table above.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three and six months ended June 30, 2016 the Company incurred $0.4 million and $0.9 million, respectively, in cost reimbursements from the Advisor. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2016 and 2015, there were no property operating and general administrative expenses absorbed by our Advisor.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2016 and 2015.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such commissions were incurred during the three and six months ended June 30, 2016 and 2015.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such participation in net sale proceeds became due and payable during the three and six months ended June 30, 2016 and 2015.
If the Company’s shares of Common Stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2016 and 2015.
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
June 30, 2016
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
The following table reflects restricted share award activity for the six months ended June 30, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	7,731	$22.50
Granted	—	—
Vested	(3,466)	22.50
Forfeitures	—	—
Unvested, June 30, 2016	4,265	$22.50
Compensation expense related to restricted stock was approximately $6,000 and $0.1 million during the three and six months ended June 30, 2016, respectively, and is recorded as general and administrative expense in the accompanying statements of operations and comprehensive loss. Compensation expense related to restricted stock was approximately $3,000 and $6,000 during the three and six months ended June 30, 2015, respectively, and is recorded as general and administrative expense in the accompanying statements of operations and comprehensive loss. As of June 30, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 2.0 years.
Other Share-Based Compensation
The Company has issued Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the six months ended June 30, 2016. There were 412 shares of Common Stock issued in lieu of cash during the six months ended June 30, 2015 which resulted in additional shared based compensation of $9,000.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net loss	$(3,123)	$(14,790)	$(7,786)	$(23,009)
Basic and diluted net loss per share	$(0.25)	$(2.18)	$(0.63)	$(4.99)
Basic and diluted weighted average shares outstanding	12,412,618	6,773,666	12,363,312	4,614,053
The Company had the following common share equivalents as of June 30, 2016, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unvested restricted stock	4,265	3,999	4,265	3,999
OP Units	90	90	90	90
Class B units	125,020	13,247	125,020	13,247
Total common share equivalents	129,375	17,336	129,375	17,336
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for as previously disclosed or disclosed below.
Modification to Mezzanine Facility
The Company and the lender in relating to the Mezzanine Facility agreed to modify the terms of the loan relating to prepayment requirements relating to sales or financing transactions on unencumbered assets. As a result, the Company was required to repay €10.2 million in July 2016. It will be further required to repay an additional £1.8 million in 2016 and £3.7 million in 2017 (or earlier upon closing of specific asset sales).
Merger Agreement
On August 8, 2016, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Net Lease, Inc. (“GNL”), Global Net Lease Operating Partnership, L.P. (the “GNL OP”) and Mayflower Acquisition LLC, a Maryland limited liability company and wholly owned subsidiary of GNL (“Merger Sub”). The Merger Agreement provides for (i) the merger of the Company with and into Merger Sub (the “REIT Merger”), with Merger Sub surviving as a wholly owned subsidiary of GNL and (ii) the merger of the Company OP with and into the GNL OP (the “Partnership Merger”, and together with the REIT Merger, the “Mergers”). A special committee comprised of the independent members (the “Special Committee”) of the board of directors of the Company (the “Board”) recommended, and by unanimous vote of all of the Board members, the Board declared advisable and approved the Mergers and the other transactions contemplated by the Merger Agreement and directed that the REIT Merger, and, to the extent stockholder approval is required, the other transactions contemplated by the Merger Agreement be submitted for consideration at a special meeting of the stockholders of the Company. The Board further resolved to recommend that the stockholders of the Company vote in favor of the approval of the REIT Merger and the other transactions contemplated by the Merger Agreement.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers (the “Effective Time”), each outstanding share of common stock, including restricted shares of common stock, of the Company, $0.01 par value per share (“Company Common Stock”), other than shares owned by GNL, any subsidiary of GNL or any wholly owned subsidiary of the Company, will be converted into the right to receive 2.27 shares of common stock of GNL, par value $0.01 per share (“GNL Common Stock”) (such consideration, the “Merger Consideration”), and at the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each outstanding unit of limited partnership interest and Class B interest of the Company OP issued and outstanding immediately prior to the Partnership Merger Effective Time will be converted into the right to receive 2.27 shares of GNL Common Stock (the “Partnership Merger Consideration”).

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Merger Agreement further provides that immediately prior to the Effective Time, any outstanding restricted stock of the Company will become fully vested and will have the right to receive the Merger Consideration.
The completion of the Mergers is subject to various conditions, including, among other things, the approval of the Merger and the other transactions contemplated by the Merger Agreement by the Company’s common stockholders holding a majority of the outstanding shares of Company Common Stock and the approval of the Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of a majority of the votes of GNL’s common stockholders cast at a meeting of GNL’s common stockholders, a quorum being present. Moreover, each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the Merger Agreement, including, among other things, the GNL’s obligation to prepare and file a registration statement on Form S4 to register the offer and sale of shares of GNL Common Stock to be issued pursuant to the Merger Agreement.
The Company and GNL have made certain customary representations and warranties and covenants for transactions of this type, including with respect to the conduct of business by each of the Company and GNL prior to the closing. Notably, under the terms of the Merger Agreement, the Company and the OP and their representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions until September 22, 2016 (the “Go Shop Period”), and thereafter, until the receipt of the approval of the Merger and the Merger Agreement by the Company’s stockholders, the Company and the OP and their representatives may continue to participate in such discussions with any third party who submitted a bona fide proposal prior to the end of the Go Shop Period that has not been withdrawn and where the special committee of the Company’s board of directors has determined in good faith that such proposal has resulted in, or would be reasonably expected to lead to, a Superior Proposal (as defined in the Merger Agreement). Following the Go Shop Period, certain covenants prohibiting the Company and the OP and their representatives from initiating, soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions.
The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, including following a breach by the non-terminating party or a change in recommendation of the non-terminating party, one party may be required to pay to the other a termination fee of $6.0 million plus reasonable out-of-pocket transaction expenses (up to a maximum of $5.0 million in expenses). However, if the Merger Agreement is terminated in connection with the Company entering into or recommending a qualified Superior Proposal with a bigger on or before the date that is 15 days following the end of the Go Shop Period, the termination fee payable by the Company to GNL would be $1.2 million plus reasonable out-of-pocket expenses of GNL (up to a maximum of $5.0 million in expenses).
The Company and GNL each are sponsored, directly or indirectly, by AR Global Investments, LLC (“AR Global”). AR Global and its affiliates provide investment and advisory services to the Company and the Target pursuant to written advisory agreements. In connection with, and subject to the terms and conditions of, the Merger Agreement, certain equity interests in the OP held by AR Global and its affiliates that are subject to forfeiture will, consistent with the terms of the OP partnership agreement, no longer be subject to forfeiture and will be exchanged for GNL Common Stock in the Partnership Merger.
Termination Agreement
Concurrently with the execution of the Merger Agreement, the Company and the OP entered into a termination agreement with the Advisor and other service providers providing for termination of the advisory, service provider, property management and leasing, European property management and leasing and performance-related distribution agreements, as applicable, immediately prior to, and contingent upon, the closing of the Merger (the “Termination Agreement”). The Termination Agreement will, pursuant to its terms, automatically terminate and be of no further force or effect if the Merger Agreement is terminated in accordance with its terms.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Amendment to Bylaws
On August 5, 2016, the board of directors of the Company amended the Company’s Bylaws to add an exclusive forum provision. The exclusive forum provision generally provides that, unless the Company consents in writing to the selection of an alternative forum, the courts of the State of Maryland in the jurisdiction in which the principal office (as defined in the Maryland General Corporation law (the “MGCL”)) of the Company is located shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach by any director, officer or other employee of the Company of a duty owed to the Company or the Company’s stockholders or of any standard of conduct set forth in the MGCL, (iii) any action asserting a claim arising pursuant to any provision of the MGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine (or as to (iv), if no state court of the State of Maryland has subject matter jurisdiction, the United States District Court for the District of Maryland), provided in each case that such court has personal jurisdiction over the indispensable parties named as defendants.

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

•	Our IPO was suspended effective December 31, 2015 and will lapse in accordance with its terms on August 26, 2016, and we may not be able to obtain the additional capital we require from other sources.

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

•
The revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe may decline as a result of the non binding referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (the “Brexit” vote).

•	Our ability to refinance or sell properties located in the United Kingdom and continental Europe may be impacted by the economic and political uncertainty following the Brexit vote.

•
We may be exposed to changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of U.S. or international lending, capital and financing markets, including as a result of the Brexit vote.

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
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. We purchased our first property and commenced active operations on December 29, 2014. As of June 30, 2016, we owned 16 net leased commercial properties consisting of 4.2 million rentable square feet. Based on original purchase price, 4.5% of our properties are located in the United States (U.S.), 55.1% are located in continental Europe and 40.4% are located in the United Kingdom. The properties were 99.9% leased, with a weighted average remaining lease term of 8.5 years.
On November 15, 2015, we announced the suspension of our IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and, on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it is not likely that we will resume the IPO. We registered $3.125 billion in shares of Common Stock for sale in our IPO and, through June 30, 2016, we sold 12.4 million shares of Common Stock outstanding, including shares issued pursuant to our IPO and our DRIP for $307.4 million in gross proceeds, all of which had been invested or used for other operating purposes. RCS Capital Corporation (“RCAP”), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
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
As more fully discussed in Note 14 — Subsequent Events to our consolidated financial statements, on August 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Net Lease Inc. ("GNL").
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Former Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 2% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds determined during the IPO. The IPO is currently suspended and will lapse in accordance with its terms on August 26, 2016. The Company's board of directors and the Advisor are engaged in discussions regarding the amounts paid in excess of 2.0% of gross proceeds.
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
As of June 30, 2016 and December 31, 2015, our cumulative straight line rents receivable in the consolidated balance sheets were $3.2 million and $0.7 million, respectively. For the three and six months ended June 30, 2016, our rental revenue included impacts of unbilled rental revenue of $0.9 million and $2.6 million, respectively, to adjust contractual rent to straight line rent. For the three and six months ended June 30, 2015, our rental revenue included impacts of unbilled rental revenue of $4,000 and $0.2 million, respectively, to adjust contractual rent to straight line rent.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations and comprehensive loss. No properties were presented as discontinued operations as of June 30, 2016 and December 31, 2015. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. No properties were designated as properties held for sale as of June 30, 2016 and December 31, 2015.
We evaluate acquired leases and new leases on acquired properties based on capital lease criteria. A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception.
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

Properties
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of June 30, 2016:

Portfolio	Acquisition Date	Country	Number of Properties	Rentable Square Feet	Rented Square Feet	Average Remaining Lease Term (1)
Auchan	Dec. 2014	FR	1	152,235	152,235	7.1
Pole Emploi	Dec. 2014	FR	1	41,452	37,437	7.0
Veolia Water	Feb. 2015	US	1	70,000	70,000	9.5
Sagemcom	Feb. 2015	FR	1	265,309	265,309	7.6
NCR Dundee	Apr. 2015	UK	1	132,182	132,182	10.4
FedEx Freight	May 2015	US	1	68,960	68,960	7.2
DB Luxembourg	May 2015	LUX	1	156,098	156,098	7.5
Grupo Antolin	Jun. 2015	US	1	111,798	111,798	9.0
ING Amsterdam	Jun. 2015	NETH	1	509,369	509,369	9.0
Worldline	Jul. 2015	FR	1	111,338	111,338	7.5
Foster Wheeler	Oct. 2015	UK	1	365,832	365,832	8.1
ID Logistics I	Nov. 2015	GER	1	308,579	308,579	8.3
ID Logistics II	Nov. 2015	FR	2	964,489	964,489	8.4
Harper Collins	Dec. 2015	UK	1	873,119	873,119	9.2
DCNS	Dec. 2015	FR	1	96,995	96,995	8.3
Total			16	4,227,755	4,223,740	8.5
______________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years calculated based on square feet as of June 30, 2016.

Results of Operations
We were incorporated on April 23, 2014, purchased our first property and commenced active operations on December 29, 2014, and, as a result, we had no significant operations until fiscal year 2015. There were no acquisitions during the six months ended June 30, 2016.
Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015
Rental Income
Rental income was $12.0 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively. The increase in rental income was driven by our acquisition of 7 properties since June 30, 2015, for an aggregate purchase price of $298.1 million and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Operating Expense Reimbursements
Operating expense reimbursements were $0.3 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made in latter part of 2015 and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Property Operating Expenses
Property operating expenses were $0.6 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively. The increase in rental income was driven by our acquisition of 7 properties since June 30, 2015 for an aggregate purchase price of $298.1 million and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. These costs also include non reimbursable ground lease expenses, third party management fees, and legal costs.

Operating Fees to Related Parties
Operating fees to related parties were $1.9 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to January 1, 2016, our Advisor was entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B units, which will be forfeited unless certain conditions are met. During the three months ended June 30, 2016 and 2015, the board of directors did not approve the issuance of Class B units to the Advisor.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended June 30, 2016 and 2015, property management fees were $0.2 million and $0.1 million, respectively. There were no Property Manager fees waived for the three months ended June 30, 2016. The Property Manager elected to waive $15,000 of the property management fees for the three months ended 2015.
Acquisition and Transaction Related Costs
We recorded a reduction of $0.1 million in previously estimated acquisition and transaction related expenses for 2015 acquisitions. Acquisition and transaction related costs for the three months ended June 30, 2015 of $13.0 million are primarily related to acquisition fees, legal fees and other closing costs associated with our purchase of five properties with an aggregate purchase price of $206.6 million.
General and Administrative Expenses
General and administrative expenses of $1.7 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, primarily included board member compensation, directors and officers' liability insurance and professional fees including audit and taxation services. The increase in expense is a result of supporting our larger portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense was $4.9 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2015. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due to our acquisition of 16 properties since inception with an aggregate base purchase price of $619.9 million, as of the respective acquisition dates and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Interest Expense
Interest expense was $5.9 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings used to finance our property acquisitions and draws on Credit Facility and Mezzanine Facility, along with an increase in the amortization of deferred financing costs associated with these borrowings since June 30, 2015.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
There were no gains (losses) on foreign currency for the three months ended June 30, 2016. The losses on foreign currency were $0.3 million for the three months ended 2015. These losses reflect the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the three months ended 2015.
The losses on derivative instruments for the three months ended June 30, 2016 of $0.3 million reflect marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro. There were $48,000 losses on derivative instruments for the three months ended June 30, 2015.
The unrealized gains on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2016 were $0.1 million which is due to currency changes on the undesignated excess of the advances over the related net investments for the three months ended June 30, 2016. There were no marked-to-market adjustments related to the slightly over-hedged portion of our European investments at June 30, 2016. There were $0.1 million of unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended June 30, 2015.

Recovery of Deposits
As of December 31, 2015, we had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. At the time, we believed, that it will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015. Subsequently during the three months ended June 30, 2016, we were able to negotiate and recoup $0.3 million on such deposits which are recorded in recovery of impaired deposits for real estate acquisitions in the consolidated statement of operations.
Income Tax Expense
We recognize income tax (expense) benefit for state and local income taxes incurred, if any, in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax (expense) benefit fluctuates from period to period based primarily on the timing of those taxes. Income tax (expense) benefit was $(0.4) million and $21,000 for the three months ended June 30, 2016 and 2015.
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015
Rental Income
Rental income was $23.8 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase in rental income was driven by our acquisition of 7 properties since June 30, 2015, for an aggregate purchase price of $298.1 million and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Operating Expense Reimbursements
Operating expense reimbursements were $1.3 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made in latter part of 2015 and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Property Operating Expenses
Property operating expenses were $1.9 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. The increase in rental income was driven by our acquisition of 7 properties since June 30, 2015, for an aggregate purchase price of $298.1 million and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. These costs also include non reimbursable ground lease expenses, third party management fees, and legal costs.
Operating Fees to Related Parties
Operating fees to related parties were $3.8 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to January 1, 2016, our Advisor was entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B units, which will be forfeited unless certain conditions are met. During the six months ended June 30, 2016 and 2015, the board of directors approved the issuance of 54,528 and 13,247, respectively, of Class B units to the Advisor based upon $22.50 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the six months ended June 30, 2016 and 2015, property management fees were $0.5 million and $0.1 million, respectively. There were no Property Manager fees waived for the six months ended June 30, 2016. The Property Manager did $19,000 elect to waive of the property management fees for the six months ended 2015.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the six months ended June 30, 2016 and 2015 of $40,000 and $20.2 million, respectively, are primarily related to acquisition fees, legal fees and other closing costs associated with our purchase of 16 properties since inception with an aggregate base purchase price of $619.9 million, as of the respective acquisition dates.
General and Administrative Expenses
General and administrative expenses of $3.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, primarily included board member compensation, directors and officers' liability insurance and professional fees including audit and taxation services. The increase in expense is a result of supporting our larger portfolio.

Depreciation and Amortization Expense
Depreciation and amortization expense was $9.7 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2015. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due to our acquisition of 16 properties since inception with an aggregate base purchase price of $619.9 million, as of the respective acquisition dates and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Interest Expense
Interest expense was $13.1 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings used to finance our property acquisitions and draws on Credit Facility and Mezzanine Facility, along with an increase in the amortization of deferred financing costs associated with these borrowings since June 30, 2015. On March 11, 2016, we have fully paid off and terminated our Credit Facility resulting in $1.1 million write-off the remaining unamortized deferred financing costs.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
There were no gains (losses) on foreign currency for the six months ended June 30, 2016. The losses on foreign currency were $0.7 million for the six months ended 2015. These losses reflect the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the six months ended June 30, 2015.
The losses on derivative instruments for the six months ended June 30, 2016 of $0.7 million reflect marked-to-market impact from foreign currency and interest rate hedge instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies, particularly the Euro. There were $48,000 losses on derivative instruments for the six months ended June 30, 2015.
The unrealized losses on undesignated foreign currency advances for the six months ended June 30, 2016 were $0.4 million of which $0.2 million relate to termination of certain active swaps during the six months ended June 30, 2016 and as a result we accelerated the reclassification of such losses from other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming probable not to occur. In addition, we recorded losses of $0.1 million due to currency changes on the undesignated excess of the foreign currency advances over the related net investments for the six months ended June 30, 2016. The remaining portion of $0.1 million relates to the marked-to-market adjustments of slightly over-hedged portion of our European investments at June 30, 2016. There were $0.1 million of unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness for the six months ended June 30, 2015.
Recovery of Deposits
As of December 31, 2015, we had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. At the time, we believed, that it will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015. Subsequently during the six months ended June 30, 2016, we were able to negotiate and recoup $0.3 million on such deposits which are recorded in recovery of impaired deposits for real estate acquisitions in the consolidated statement of operations.
Income Tax Expense
We recognize income tax (expense) benefit for state and local income taxes incurred, if any, in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax (expense) benefit fluctuates from period to period based primarily on the timing of those taxes. Income tax (expense) benefit was $(0.5) million and $21,000 for the six months ended June 30, 2016 and 2015, respectively.
Cash Flows for Six Months Ended June 30, 2016
During the six months ended June 30, 2016, net cash provided by operating activities was $8.7 million. The level of cash flows provided by operating activities is affected by rental income received and the amount of interest payments on outstanding borrowings. Cash flows used in operating activities during the six months ended June 30, 2016 reflect a net loss of $7.8 million adjusted for non-cash items of $11.5 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of above/below-market lease and ground lease assets and liabilities, straight line rent and share based compensation) and working capital items of $4.6 million.

The net cash used in investing activities during the six months ended June 30, 2016 of zero related to capital expenditures of acquisitions in 2016 and recovery of impaired deposits for real estate acquisitions $0.3 million.
Net cash provided by financing activities of $2.7 million during the six months ended June 30, 2016, consisted primarily of repayments on the Credit Facility of $27.2 million, repayments of mortgage notes payable $11.1 million and payments of distributions to stockholders of $6.3 million offset by proceeds from mortgage notes payable of $29.5 million and reclass in restricted cash and cash equivalents in the amount of $18.1 million.
Cash Flows for Six Months Ended June 30, 2015
The level of cash flows used in operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. During the six months ended June 30, 2015, cash flow used in operating activities was $12.7 million. Cash flows used in operating activities during the six months ended June 30, 2015, reflects a net loss of $23.0 million adjusted for non-cash items of $3.4 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of above/below-market lease and ground lease assets and liabilities, impairment of deposits for real estate acquisitions, straight line rent and share based compensation) and prepaid expenses and other assets of $1.3 million. This net uses of cash was offset by increase in accounts payable and accrued expenses of $6.1 million.
The net cash used in investing activities during the six months ended June 30, 2015 of $66.1 million related to the acquisition of 7 properties with an aggregate purchase price of $288.1 million.
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
We purchased our first property and commenced active operations on December 29, 2014. As of June 30, 2016, we owned 16 properties with an aggregate purchase price of $619.9 million. As of June 30, 2016, we had 12.4 million shares of Common Stock outstanding, including shares issued under the DRIP, and had received total gross proceeds from the IPO of $307.4 million, including proceeds from shares issued under the DRIP.
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
As of June 30, 2016, we had cash and cash equivalents of $35.0 million. Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders.
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
On March 11, 2016, we terminated our Credit Facility agreement and repaid in full the outstanding balance of $28.4 million comprised of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43) and €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12) with available cash on hand. In addition, as of June 30, 2016, we have a mezzanine facility with M&G Investment Management Limited (the "Mezzanine Facility") that currently permits us to borrow up to €128.0 million. The initial maturity date of the Mezzanine Facility is August 13, 2017. See Note 4 — Revolving Credit Borrowings to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of these borrowings.

The outstanding amount of the Mezzanine Facility was $132.7 million (including €72.6 million and £38.9 million) and $136.8 million (including €72.6 million and £38.9 million) as of June 30, 2016 and December 31, 2015, respectively. The unused borrowing capacity under the Mezzanine Facility as of June 30, 2016 was $9.4 million (based upon an exchange rate as of June 30, 2016). As discussed in Note 14 — Subsequent Events, the Mezzanine Facility was subsequently modified. As a result, we were required to repay €10.2 million in July 2016. It will be further required to repay an additional £1.8 million in 2016 and £3.7 million in 2017 (or earlier upon closing of specific asset sales).
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. As of June 30, 2016, we had advances under our Mezzanine Facility of $132.7 million and secured gross mortgage notes payable of $293.6 million with a weighted average interest rate per annum of 4.3%. As of June 30, 2016, our weighted average remaining debt term was 2.7 years. Our debt leverage ratio was 68.8% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of June 30, 2016.
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
As more fully discussed in Note 14 — Subsequent Events to our consolidated financial statements, on August 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Net Lease Inc. ("GNL").
On June 28, 2016, in consideration of the strategic review process, the board of directors of the Company determined to amend its existing SRP (the "SRP Amendment") to provide for one twelve-month repurchase period for calendar year 2016 instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the weighted average number of shares of Common Stock of the Company outstanding during its prior fiscal year and is subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP.
The SRP Amendment became effective on July 30, 2016 and will only apply to repurchase periods in calendar year 2016.
The Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP pursuant to any applicable notice requirements under the SRP. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.

Shares purchased under the Amended and Restated SRP will have the status of authorized but unissued shares. The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and June 30, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	17,316	$23.85
Six Months Ended June 30, 2016	—	—
Cumulative repurchases as of June 30, 2016	17,316	$23.85
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended		Six Months Ended June 30, 2016
(In thousands)	March 31, 2016	June 30, 2016
Net loss (in accordance with GAAP) (1)	$(4,663)	$(3,123)	$(7,786)
Depreciation and amortization	4,813	4,861	9,674
Recovery of impaired deposits for real estate acquisitions (2)	—	(250)	(250)
FFO (as defined by NAREIT)	150	1,488	1,638
Acquisition fees and expenses (3)	(106)	146	40
Amortization of above- and below-market lease assets and liabilities, net (4)	464	470	934
Straight-line rent	(1,711)	(867)	(2,578)
Losses on derivatives	413	299	712
Unrealized gains (losses) on undesignated foreign currency advances and other hedge ineffectiveness	470	(75)	395
MFFO	$(320)	$1,461	$1,141
__________________________

(1)
Amount for the six months ended June 30, 2016 includes $3.3 million of amortization of deferred financing costs (inclusive of $1.1 million of accelerated amortization associated with the termination and full pay down of the Credit Facility on March 11, 2016).

(2)
As of December 31, 2015, we had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. At the time, we believed, that it will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015. Subsequently during the three months ended June 30, 2016, we were able to negotiate and recoup $0.3 million on such deposits which are recorded recovery of impaired deposits for real estate acquisitions in the consolidated statement of operations and comprehensive loss.

(3)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses of $146,000 and $40,000 for the three and six months ended June 30, 2016 represent changes in estimates of acquisition and transaction related costs previously recognized.

(4)
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

During the six months ended June 30, 2016, approximately $1.6 million of restricted cash was released to service financing obligations primarily associated with two foreign properties that had free rent during the period.

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
On June 28, 2016, in consideration of the strategic review process, and in order to provide the Company additional flexibility with respect to the timing of future issuances under its DRIP, the board of directors of the Company determined to amend its DRIP, to provide that any amendment, suspension or termination of the DRIP became effective immediately upon announcement on such date. The amendment became effective 10 days after the Company mailed notice to DRIP participants.
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
The following table shows the sources for the payment of distributions to common stockholders for the periods indicated:

	Three Months Ended				Six Months Ended June 30, 2016
	March 31, 2016		June 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$2,967		$3,287		$6,254
Distributions reinvested pursuant to the DRIP	2,436		2,247		4,683
Total distributions	$5,403		$5,534		$10,937

Source of distributions coverage:
Cash flows provided by operations (1)	$2,967	54.9%	$3,287	59.4%	$6,254	57.2%
Common Stock issued under the DRIP/ offering proceeds	2,436	45.1%	2,247	40.6%	4,683	42.8%
Total sources of distribution coverage	$5,403	100.0%	$5,534	100.0%	$10,937	100.0%

Cash flows provided by operations (GAAP basis)	$8,168		$487		$8,655

Net loss (in accordance with GAAP)	$(4,663)		$(3,123)		$(7,786)
_______________________________

(1)
Distribution amounts for the period indicated above excludes distributions related to unvested restricted stock and Class B units. Distributions paid related to unvested restricted stock were $5,348 for the six months ended June 30, 2016. Distributions paid related to Class B units were $92,466 for the six months ended June 30, 2016.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from April 23, 2014 (date of inception) to June 30, 2016:

For the Period from April 23, 2014 (date of inception) to June 30, 2016
(In thousands)
Distributions paid: (1)
Distributions paid to common stockholders	$23,465
Distributions paid to vested restricted stockholders in cash	19
Total distributions paid	$23,484

Reconciliation of net loss:
Revenues	$46,741
Acquisition and transaction-related expenses	(43,657)
Depreciation and amortization	(18,308)
Impairment of deposits for real estate acquisitions	(1,750)
Other operating expenses	(16,091)
Other non-operating expenses	(23,351)
Income tax benefit	1,661
Net loss (in accordance with GAAP) (2)	$(54,755)
_______________________________

(1)
Distribution amounts for the period indicated above excludes distributions related to unvested restricted stock and Class B units. Distributions paid related to unvested restricted stock were $5,348 for the six months ended June 30, 2016. Distributions paid related to Class B units were $92,466 for the six months ended June 30, 2016.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets and goodwill, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding as of June 30, 2016. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of June 30, 2016, our net tangible book value per share was $5.66. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per share and $23.75 per common share under our DRIP.
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
Contractual Obligations
The following table presents our estimated future payments under contractual obligations at June 30, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$293,600	$39,978	$52,631	$200,991	$—
Interest on mortgage notes payable (1)	23,197	7,144	11,441	4,612	—
Principal on Mezzanine Facility loans (2) (3)	132,716	—	132,716	—	—
Interest on Mezzanine Facility loans (1) (3)	12,524	8,289	4,235	—	—
Total (4) (5) (6)	$462,037	$55,411	$201,023	$205,603	$—
_________________________

(1)	Based on interest rates at June 30, 2016.

(2)	The initial maturity date of the Mezzanine Facility is August 13, 2017.

(3)
As discussed in Note 14 — Subsequent Events, the Mezzanine Facility was subsequently modified. As a result, we were required to repay €10.2 million in July 2016. It will be further required to repay an additional £1.8 million in 2016 and £3.7 million in 2017 (or earlier upon closing of specific asset sales), and such amounts are not reflected in the table above.

(4)	Ground lease rental payments due are not included in this table as the Company's one ground lease which is related to ING Amsterdam property is prepaid through 2050.

(5)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2016, which consisted primarily of the Euro and GBP. As of June 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(6)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

Mezzanine Facility
On November 13, 2015, we through a wholly owned subsidiary entity (the "Borrower"), entered into a Mezzanine Facility, that provided for aggregate borrowings up to €128.0 million subject to certain conditions. The Mezzanine Facility may be prepaid at any time during the term commencing on March 31, 2016 with a minimum of all mezzanine interest due for the first nine months of the loan payable, less any interest already paid. We had $132.7 million outstanding under the Mezzanine Facility (including €72.6 million and £38.9 million) and $136.8 million as of June 30, 2016 and December 31, 2015, respectively.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liability position of $6.0 million (Note 6 — Fair Value of Financial Instruments).
As of June 30, 2016, our total consolidated debt included borrowings under our Mezzanine Facility and secured gross mortgage financings, with a total carrying value of $426.3 million, and a total estimated fair value of $424.6 million and a weighted average effective interest rate per annum of 4.3%. At June 30, 2016, all of our consolidated debt either bore interest at fixed rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual effective interest rates on our fixed-rate debt at June 30, 2016 ranged from 1.3% to 9.1%. Our debt obligations are more fully described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2016:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1) (2)
2016 (remainder)	$—	$—
2017	146,132	—
2018	52,631	—
2019	93,123	—
2020	112,495	—
2021	21,935	—
Thereafter	—	—
Total	$426,316	$—
_______________________

(1)
As discussed in Note 14 — Subsequent Events, the Mezzanine Facility was subsequently modified. As a result, we were required to repay €10.2 million in July 2016. It will be further required to repay an additional £1.8 million in 2016 and £3.7 million in 2017 (or earlier upon closing of specific asset sales), and such amounts are not reflected in the table above.

(2)	Amounts are based on the exchange rate at June 30, 2016, as applicable.
The estimated fair value of our fixed-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2016 by an aggregate increase of $2.6 million or an aggregate decrease of $6.9 million, respectively.
Due to the fact that all outstanding debt carries a fixed interest rate or is fixed as a result of entering into an interest rate swaps for the next 12 months, a change in interest rates would not have a material effect on our interest expense.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The total estimated fair value of our foreign currency forward contracts, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $0.5 million at June 30, 2016 (Note 6 — Fair Value of Financial Instruments). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of June 30, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$13,505	$8,673	$22,178
2017	25,335	17,773	43,108
2018	27,083	18,586	45,669
2019	27,111	19,148	46,259
2020	27,151	19,962	47,113
2021	27,192	19,962	47,154
Thereafter	70,878	61,909	132,787
Total	$218,255	$166,013	$384,268
_______________________

(1)	Based on the exchange rate as of June 30, 2016.

Scheduled debt service payments (principal) for mortgage notes payable and Mezzanine Facility for our foreign operations as of June 30, 2016, excluding the Credit Facility, during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1) (2)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	13,416	—	13,416
2018	—	52,631	52,631
2019	55,525	37,598	93,123
2020	104,942	7,553	112,495
2021	11,660	—	11,660
Thereafter	—	—	—
Total	$185,543	$97,782	$283,325

Future Debt Service Payments (1) (2)
Mezzanine Facility
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	80,574	52,142	132,716
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$80,574	$52,142	$132,716
_______________________

(1)
As discussed in Note 14 — Subsequent Events, the Mezzanine Facility was subsequently modified. As a result, we were required to repay €10.2 million in July 2016. It will be further required to repay an additional £1.8 million in 2016 and £3.7 million in 2017 (or earlier upon closing of specific asset sales), and such amounts are not reflected in the table above.

(2)	Based on the exchange rate as of June 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.
We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Mezzanine Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of June 30, 2016, in certain areas. See Item 2. Properties in this Quarterly Report on Form 10-Q for further discussion on distribution across countries, tenants and industries.
Based on original purchase price, the majority of our properties are located in Europe (95.5%) and in the U.S. (4.5%). The majority of our directly owned real estate properties and related loans are located in United Kingdom (39.9%), France (25.5%), The Netherlands (18.0%), Luxembourg (9.9%), Germany (2.3%) and the remaining are in the U.S. (4.4%) of our annualized rental income at June 30, 2016. See Note 3  — Real Estate Investments in this Quarterly Report on Form 10-Q for further discussion on distribution across countries.

Item 4. Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures were effective.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The United Kingdom’s departure from the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe, and may, among other things, adversely affect our ability to secure debt financing and service future debt obligations.
 The United Kingdom held a non binding referendum on June 23, 2016 in which a majority of voters voted to exit the European Union. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. If the United Kingdom exits the European Union, the effects will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The Brexit vote may:

•	adversely affect European and worldwide economic and market conditions;

•	adversely affect commercial property market rental rates in the United Kingdom and continental Europe, which could impair our ability to pay dividends to our stockholders;

•	adversely affect commercial property market values in the United Kingdom and continental Europe;

•
adversely affect the availability of financing for commercial properties in the United Kingdom and continental Europe, which could impair our ability to acquire properties and may reduce the price for which we are able to sell properties we have acquired; and

•	create further instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro.
Each of these effects may occur regardless of whether the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption. A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.
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
Our cash flows provided by operations were $8.7 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we paid distributions of $10.9 million, of which $6.3 million, or 57.2%, was funded from cash flows from operations. The remaining $4.7 million, or 42.8%, was funded with proceeds from Common Stock issued under the DRIP.
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
Our IPO was suspended effective December 31, 2015 and will lapse in accordance with its terms on August 26, 2016, and we may not be able to obtain the additional capital we require from other sources.
On November 15, 2015, our board of directors, on the advice of our Advisor, authorized the suspension of our IPO effective December 31, 2015. Our IPO will lapse in accordance with its terms on August 26, 2016. There can be no assurance as to when, or if, we will resume our IPO. There also can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares of Common Stock through the DRIP, to fund our operating and capital needs, including cash required to fund repurchases under our SRP. We have also funded a substantial portion of the distributions to our stockholders from proceeds from our IPO. While we currently expect to fund distributions from existing operations, there can be no assurance that we can do so. There is no assurance that we will be able to generate sufficient cash flows from alternative sources to continue paying distributions at the current rate. Moreover, if we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the six months ended June 30, 2016.
On October 17, 2014, we received and accepted subscriptions in excess of $2.0 million of Common Stock, broke escrow and issued shares of our Common Stock to our initial investors. We purchased our first property and commenced active operations on December 29, 2014. As of June 30, 2016, we had 12.4 million shares of Common Stock outstanding, including shares issued under the DRIP, and had received total gross proceeds from the IPO of $307.4 million, including proceeds from shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of Common Stock:

For the Period from April 23, 2014 (date of inception) to June 30, 2016
(In thousands)
Selling commissions and dealer manager fees	$26,981
Other offering costs	12,544
Total offering costs	$39,525
The Former Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of Common Stock:

For the Period from April 23, 2014 (date of inception) to June 30, 2016
(In thousands)
Total commissions paid to the Former Dealer Manager	$26,981
Less:
Commissions to participating brokers	(17,942)
Reallowance to participating broker dealers	(3,112)
Net to the Former Dealer Manager	$5,927

As of June 30, 2016, cumulative offering costs included $27.0 million incurred from the Advisor and the Former Dealer Manager to reimburse offering costs incurred. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross Common Stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of June 30, 2016.
We have used substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2016, we have used $316.2 million of net proceeds from our IPO and $353.9 million of debt financing to purchase 16 properties with an aggregate base purchase price of $619.9 million and acquisition, financing and other related costs of $50.1 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the six months ended June 30, 2016.
Recent Sale of Unregistered Securities
We did not have any recent sale of unregistered securities during the six months ended June 30, 2016.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 11, 2016, in contemplation of the merger, the Company’s board of directors determined to suspend the SRP with effect on the later of August 12, 2016 and the day following the date on which the suspension is public announced.
On August 11, 2016, in contemplation of the merger, the Company’s board of directors determined to suspend the DRIP effective as of the later of August 12, 2016 and the day following the date on which the suspension is publicly announced. The final issuance of Common Stock pursuant to the DRIP occurred in connection with the distribution paid on August 1, 2016.
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
Timothy Salvemini
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 15, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 (1)
Agreement and Plan of Merger, dated as of August 8, 2016, among Global Net Lease, Inc., Global Net Lease Operating Partnership, L.P., Mayflower Acquisition, LLC, American Realty Capital Global Trust II, Inc. and American Realty Capital Global Trust II Operating Partnership, L.P.

3.1 (1)	Amendment No. 1 to Bylaws of American Realty Capital Global Trust II, Inc., dated August 5, 2016
10.2 *	Form of Restricted Stock Award Agreement
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (2)	Amendment to Amended and Restated Share Restated Share Repurchase Program
99.2 (2)	First Amendment to Distribution Reinvestment Plan of American Realty Capital Global Trust II, Inc.
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust II, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2016.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 30, 2016.