Form 10-Q
period 2016-09-30
American Realty Capital Global Trust II, Inc.
filed 2016-11-14
CIK 1609865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of October 29, 2016, the registrant had 12,505,155 shares of common stock outstanding.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$75,167	$79,653
Buildings, fixtures and improvements	386,761	400,665
Acquired intangible lease assets	120,715	122,957
Total real estate investments, at cost	582,643	603,275
Less accumulated depreciation and amortization	(25,587)	(9,390)
Total real estate investments, net	557,056	593,885
Cash and cash equivalents	20,806	22,735
Restricted cash	5,574	23,615
Derivatives, at fair value	14,486	8,165
Unbilled straight-line rent	3,513	747
Prepaid expenses and other assets	2,209	8,352
Deferred tax assets	2,753	2,753
Goodwill and other intangible assets	5,924	5,882
Deferred financing costs, net	1,863	5,280
Total assets	$614,184	$671,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs ($5,202 and $5,706 for September 30, 2016 and December 31, 2015, respectively)	$287,093	$275,736
Credit facility	—	28,630
Mezzanine facility	118,154	136,777
Below-market lease liabilities, net	3,384	3,749
Derivatives, at fair value	6,458	1,927
Due to related parties	440	280
Accounts payable and accrued expenses	6,939	10,120
Prepaid rent	7,116	5,821
Deferred tax liability	6,086	5,921
Taxes payable	1,213	474
Distributions payable	1,833	1,848
Total liabilities	438,716	471,283
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 12,512,087 and 12,249,858 shares issued; and 12,505,155 and 12,242,127 shares outstanding, as of September 30, 2016, and December 31, 2015, respectively.	125	122
Additional paid-in capital	269,356	263,030
Accumulated other comprehensive loss	(4,617)	(1,701)
Accumulated deficit	(89,396)	(61,320)
Total stockholders' equity	175,468	200,131
Total liabilities and stockholders' equity	$614,184	$671,414
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Revised)		(Revised)
Revenues:
Rental income	$11,514	$6,372	$35,297	$10,394
Operating expense reimbursements	882	532	2,172	1,014
Total revenues	12,396	6,904	37,469	11,408

Expenses:
Property operating	1,054	528	2,994	1,183
Operating fees to related parties	1,845	107	5,631	233
Acquisition and transaction related	918	1,035	958	21,228
Recovery of impaired deposits for real estate acquisitions	—	—	(250)	—
General and administrative	1,453	787	4,424	1,558
Depreciation and amortization	4,695	2,736	14,369	4,753
Total expenses	9,965	5,193	28,126	28,955
Operating income (loss)	2,431	1,711	9,343	(17,547)
Other income (expense):
Interest expense	(5,838)	(2,220)	(18,900)	(5,133)
Gains (losses) on foreign currency	—	15	—	(730)
(Losses) gains on derivative instruments	(143)	69	(855)	21
Unrealized gains (losses) on undesignated foreign currency advances and other hedge ineffectiveness	42	37	(353)	(45)
Other income	3	5	14	21
Total other expense, net	(5,936)	(2,094)	(20,094)	(5,866)
Net loss before income tax	(3,505)	(383)	(10,751)	(23,413)
Income tax (expense) benefit	(293)	332	(833)	353
Net loss	$(3,798)	$(51)	$(11,584)	$(23,060)
Other comprehensive income (loss):
Cumulative translation adjustment	(358)	821	1,107	1,009
Designated derivatives, fair value adjustments	153	(1,576)	(4,023)	(1,438)
Comprehensive loss	$(4,003)	$(806)	$(14,500)	$(23,489)

Basic and diluted weighted average shares outstanding	12,495,116	10,484,259	12,407,568	6,592,291
Basic and diluted net loss per share	$(0.30)	$—	$(0.93)	$(3.50)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2015	12,242,127	$122	$263,030	$(1,701)	$(61,320)	$200,131
Issuance of common stock	1,548	—	7	—	—	7
Common stock offering costs, commissions and dealer manager fees	—	—	123	—	—	123
Common stock issued through distribution reinvestment plan	258,015	3	6,126	—	—	6,129
Share-based compensation	3,465	—	—	—	—	—
Amortization of restricted shares	—	—	70	—	—	70
Distributions declared		—	—	—	(16,492)	(16,492)
Net loss	—	—	—	—	(11,584)	(11,584)
Cumulative translation adjustment	—	—	—	1,107	—	1,107
Designated derivatives, fair value adjustments	—	—	—	(4,023)	—	(4,023)
Balance, September 30, 2016	12,505,155	$125	$269,356	$(4,617)	$(89,396)	$175,468

The accompanying notes are an integral part of this consolidated financial statement.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,584)	$(23,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,072	2,665
Amortization of intangibles	6,297	2,088
Amortization (including accelerated write-off) of deferred financing costs	4,468	1,432
Amortization of below-market lease liabilities	(279)	(107)
Amortization of above-market lease assets	1,644	179
Amortization of below-market ground lease assets	540	—
Unbilled straight-line rent	(2,969)	(400)
Recovery of impaired deposits for real estate acquisitions	(250)	—
Share-based compensation	70	13
Unrealized gains on foreign currency transactions, derivatives, and other	227	(21)
Unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness	353	45
Changes in assets and liabilities:
Due to related parties	160	(251)
Prepaid expenses and other assets	6,243	(1,930)
Deferred tax assets	—	(439)
Accounts payable and accrued expenses	(3,159)	4,308
Prepaid rent	1,295	2,018
Taxes payable	270	—
Net cash provided by (used in) operating activities	11,398	(13,460)
Cash flows from investing activities:
Capital expenditures	(250)	—
Investment in real estate and real estate related assets	—	(71,754)
Deposits for real estate acquisitions	250	(10,578)
Net cash used in investing activities	—	(82,332)
Cash flows from financing activities:
Borrowings under credit facility	—	4,197
Repayments on credit facility	(27,219)	(4,197)
Repayments on mezzanine facility	(13,519)	—
Proceeds from mortgage notes payable	30,666	—
Payments of mortgage notes payable	(11,116)	—
Payments of deferred financing costs	(305)	(6,260)
Proceeds from issuance of common stock	7	246,623
Payments of offering costs	123	(30,817)
Distributions paid	(10,378)	(4,107)
Payments on common stock repurchases, inclusive of fees	—	(246)
Restricted cash	18,041	(14,074)
Net cash (used in) provided by financing activities	(13,700)	191,119
Net change in cash and cash equivalents	(2,302)	95,327
Effect of exchange rate on cash	373	431
Cash and cash equivalents, beginning of period	22,735	1,286
Cash and cash equivalents, end of period	$20,806	$97,044

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures:
Cash paid for interest	$15,834	$2,461
Cash paid for income taxes	91	395
Non-Cash Investing and Financing Activities:
VAT refund receivable used to repay notes payable	$—	$6,746
Mortgage notes payable assumed or used to acquire investments in real estate	—	(207,804)
Repayment of note payable	—	(6,746)
Borrowings under line of credit to acquire real estate	—	(17,256)
Repayment of credit facility	(1,029)	—
Settlement of foreign currency derivatives	1,029	—
Common stock issued through distribution reinvestment plan	6,129	3,176
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
On November 15, 2015, the Company announced the suspension of its IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it was not likely that the Company would resume the IPO. Accordingly, the IPO lapsed in accordance with its terms on August 26, 2016, and on September 27, 2016, the Company amended the Registration Statement to deregister the Common Stock registered in connection with its IPO and 26,315,789 shares of Common Stock in connection with the DRIP that were registered but unsold under the Registration Statement. The Company was responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of Common Stock, measured at the end of the IPO. IPO costs in excess of the 2.0% cap as of the end of the IPO will be the Advisor’s responsibility (see Note 10 — Related Party Transactions for further details).
On December 31, 2015, the Company registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3 (File No-333-208820).
The Company registered $3.125 billion, or 125.0 million shares, of Common Stock for sale in its IPO and through September 30, 2016, the Company sold 12.5 million shares of Common Stock outstanding, including shares issued pursuant to its IPO and its DRIP for approximately $308.9 million in gross proceeds, all of which had been invested or used for other purposes.
On August 11, 2016, in contemplation of the merger with Global Net Lease, Inc. ("GNL") (discussed below), the Company’s board of directors determined to suspend the DRIP effective as of the later of August 12, 2016 and the day following the date on which the suspension is publicly announced. The final issuance of Common Stock pursuant to the DRIP occurred in connection with the distribution paid on August 1, 2016.
The Company and GNL, an affiliate of AR Capital Global Holdings, LLC (the "Sponsor") have entered into an agreement and plan of merger, dated as of August 8, 2016, as it may be amended from time to time (the "Merger Agreement"). The Merger Agreement provides for the merger of the Company and GNL, subject to approval by the stockholders of the Company and the stockholders of GNL. If the merger is approved the Company will merge with and into a direct wholly owned subsidiary of GNL (the "Merger Sub"), at which time the separate existence of the Company will cease, and GNL will be the parent company of the Merger Sub (the "Merger").
In addition, pursuant to the Merger Agreement, American Realty Capital Global II Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of the Company (the "OP"), will merge with and into Global Net Lease Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of GNL ("GNL OP"), with the GNL OP being the surviving entity (the "Partnership Merger" and together with the Merger, the "Mergers").
Pursuant to the Merger Agreement, each outstanding share of the Company's Common Stock, including restricted shares of Common Stock, other than shares owned by GNL, any subsidiary of GNL or any wholly owned subsidiary of the Company, will be converted into the right to receive 2.27 shares of common stock of GNL, par value $0.01 per share ("GNL Common Stock"), such consideration referred to as the "Merger Consideration".

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In addition, in connection with the Partnership Merger, each outstanding unit of limited partnership interest, including the Class B units (as defined in Note 10 — Related Party Transactions), of the OP, other than those owned by the Company, will be converted into the right to receive 2.27 shares of GNL Common Stock. Outstanding units of interest in the OP owned by the Company will be converted into the right to receive 2.27 units of limited partnership interest in the GNL OP. GNL Common Stock is listed on the New York Stock Exchange under the symbol “GNL”. Based on the closing price of GNL Common Stock on November 7, 2016 of $7.27 and the number of shares outstanding of the Company's Common Stock on September 30, 2016, the aggregate value of the Merger Consideration to be received by the Company's stockholders would be approximately $208.6 million.
The completion of the Mergers are subject to various conditions, including, among other things, the approval of the Mergers and the other transactions contemplated by the Merger Agreement by the affirmative vote of a majority of the votes of the Company’s stockholders cast at a meeting of the Company's common stockholders, a quorum being present, and the approval of the Merger and the other transactions contemplated by the Merger Agreement by the Company's common stockholders holding a majority of the outstanding shares of the Company's Common Stock.
The Merger Agreement also includes certain termination rights for both the Company and GNL and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company or GNL may be required to pay to the other party reasonable out-of-pocket transaction expenses up to an aggregate amount of $5.0 million.
If GNL, or the Company in certain circumstances, terminates the Merger Agreement, the Company would be required to pay GNL a termination fee equal to $6.0 million.
Concurrently with the execution of the Merger Agreement, the Company and the OP entered into a termination agreement with American Realty Capital Global II Advisors, LLC (the “Advisor”) and other service providers providing for termination of the advisory, service provider, property management and leasing, European property management and leasing and performance-related distribution agreements, as applicable, immediately prior to, and contingent upon, the closing of the Merger (the “Termination Agreement”). The Termination Agreement will, pursuant to its terms, automatically terminate and be of no further force or effect if the Merger Agreement is terminated in accordance with its terms.
The Company and GNL each were sponsored, directly or indirectly, by the Sponsor. The Sponsor and its affiliates provide investment and advisory services to the Company and GNL pursuant to written advisory agreements. In connection with, and subject to the terms and conditions of, the Merger Agreement, the Sponsor and its affiliates will have the vesting of certain of their restricted interests in the Company and the OP accelerated.
The Company was formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. All such properties may be acquired and operated by the Company alone or jointly with Moor Park Capital Partners LLP (the “Service Provider”) or another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations on December 29, 2014. As of September 30, 2016, the Company owned 16 properties consisting of 4.2 million rentable square feet, which were 99.9% leased, with weighted average remaining lease term of 8.3 years. 4.5% of the Company's properties are located in the United States and 95.5% are located in Europe.
Until the NAV pricing date (as described below), the per share purchase price for shares issued under the DRIP will be equal to $23.75 per share. Beginning with the NAV pricing date, the per share price for shares under the DRIP will be equal to the Company’s estimated per share net asset value (the "NAV"), as calculated by the Advisor and approved by the Company's board of directors. The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that the Company broke escrow in the IPO. After the Company has initially established its estimated per share NAV, the Company expects to update it periodically at the discretion of the Company's board of directors, provided that such updated estimates will be made at least once annually.
The Company sold 8,888 shares of Common Stock to American Realty Capital Global II Special Limited Partner, LLC (the “Special Limited Partner”), an entity controlled by the Sponsor, on May 28, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business is conducted through American Realty Capital Global II Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partnership interests in the OP (“OP Units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 OP Units, which represents a nominal percentage of the aggregate OP ownership. A holder of limited partner interests has the right to convert OP Units for the cash value of a corresponding number of shares of the Company's Common Stock or, at the option of the OP, a corresponding number of shares of the Company's Common Stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 22, 2016. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2016 other than the updates described below and the subsequent notes.
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
September 30, 2016
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

The Company recognizes current income tax expense for state and local income taxes and taxes incurred in its foreign jurisdictions. The Company's current income tax expense fluctuates from period to period based primarily on the timing of its taxable income. For the three and nine months ended September 30, 2016, the Company recognized an income tax expense of $0.3 million and $0.8 million, respectively. For the three and nine months ended September 30, 2015, the Company recognized an income tax benefit of $0.3 million and $0.4 million, respectively. Deferred income tax (expense) benefit is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets from state and local taxes in the United States or in foreign jurisdictions.
Reclassifications
Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the current period presentation.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
September 30, 2016
(Unaudited)

Recently Issued Accounting Pronouncements
Adopted:
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02 Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard does not add or remove any of the characteristics that determine if an entity is a VIE. However, when decision-making over the entity’s most significant activities has been outsourced, the standard changes how a reporting entity assesses if the equity holders at risk lack decision making rights. Previously, the reporting entity would be required to determine if there is a single equity holder that is able to remove the outsourced decision maker that has a variable interest. The new standard requires that the reporting entity first consider the rights of all of the equity holders at risk. If the equity holders have certain rights that are deemed to give them the power to direct the entity’s most significant activities, then the entity does not have this VIE characteristic. The new standard also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights. In order for such rights to be substantive, they must be exercisable by a simple majority vote (or less) of all of the partners (exclusive of the general partner and its related parties). A right to liquidate an entity is viewed as akin to a kick-out right. The guidance for limited partnerships under the voting model has been eliminated in conjunction with the introduction of this separate analysis, including the rebuttable presumption that a general partner unilaterally controls a limited partnership and should therefore consolidate it. A limited partner with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership. The standard eliminates certain of the criteria that must be met for an outsourced decision maker or service provider’s fee arrangement to not be a variable interest. Under current guidance, a reporting entity first assesses whether it meets power and economics tests based solely on its own variable interests in the entity to determine if it is the primary beneficiary required to consolidate the VIE. Under the new standard, a reporting entity that meets the power test will also include indirect interests held through related parties on a proportionate basis to determine whether it meets the economics test and is the primary beneficiary on a standalone basis. The standard is effective for annual periods beginning after December 15, 2015. We have evaluated the impact of the adoption of ASU 2015-02 on the Company's consolidated financial position and have determined under ASU 2015-02 the Company's operating ownership is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the OPs interest is considered a majority voting interest. As such, this standard will not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30). The guidance changes the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. As a result, the Company reclassified $5.7 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of December 31, 2015. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 4 — Credit Borrowings). The deferred debt issuance costs associated with the Credit Facility and Mezzanine Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheet as of September 30, 2016 and December 31, 2015.
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
September 30, 2016
(Unaudited)

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
In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The assessment is required for each annual and interim reporting period. Management’s assessment should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. If conditions or events give rise to substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management’s plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, early application is permitted. The Company believes that adoption of this guidance will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
In February 2016, the FASB issued ASU 2016-02 Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230) guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In October 2016, the FASB issued ASU 2016-17 Interest Held through Related Parties that Are under Common Control (Topic 810) guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 3 — Real Estate Investments
The following table reflects the number and related base purchase prices of properties acquired and remaining as of December 31, 2015 and during the nine months ended September 30, 2016:

	Number of Properties	Base Purchase Price(1)
		(In thousands)
As of December 31, 2015	16	$619,914
Nine Months Ended September 30, 2016	—	—
Portfolio as of September 30, 2016	16	$619,914
________________________________________________

(1)	Contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase, where applicable.
The following table presents the allocation of assets acquired and liabilities assumed during the nine months ended September 30, 2015 based on contract purchase price, excluding acquisition related costs, based on the exchange rate at the time of purchase. There were no acquisitions during the nine months ended September 30, 2016.

(Dollar amounts in thousands)	Nine Months Ended September 30, 2015
Real estate investments, at cost:
Land	$27,840
Buildings, fixtures and improvements	193,933
Total tangible assets	221,773
Acquired intangibles:
In-place leases	52,736
Above market lease assets	324
Below market lease liabilities	(3,226)
Below market ground lease intangible assets (1)	25,207
Total assets acquired, net	296,814
Mortgage notes payable used to acquire real estate investments	(207,804)
Credit facilities payable used to acquire real estate investments	(17,256)
Cash paid for acquired real estate investments	$71,754
Number of properties purchased	8
___________________________________

(1)	Below market ground lease intangible assets is for one ground lease related to ING Amsterdam property which is prepaid through 2050.
The Company purchased its first property and commenced active operations on December 29, 2014. The following table presents unaudited pro forma information as if the acquisitions during the three and nine months ended September 30, 2015 had been consummated on April 23, 2014 (date of inception).

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2015	September 30, 2015
Pro forma revenues	$6,926	$20,216
Pro forma income net income (loss)	603	$(5,351)
Basic and diluted net income (loss) per share	$0.06	$(0.81)

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

(In thousands)	Future Minimum Base Rental Payments (1)
2016 (remainder)	$11,540
2017	44,886
2018	47,458
2019	48,051
2020	48,888
2021	48,950
Thereafter	138,086
$387,859
________________________

(1)	Based on exchange rate as of September 30, 2016.
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all properties on a straight-line basis as of September 30, 2016 and 2015:

	September 30,
Tenant	2016	2015
Foster Wheeler	22.9%	—%
ING Amsterdam	18.4%	34.3%
Harper Collins	14.0%	—%
Sagemcom	11.6%	21.8%
DB Luxembourg	10.1%	20.5%
The termination, delinquency or non-renewal of leases by any of the above tenants may have a material adverse effect on revenues.
The following table lists the countries where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10.0% of consolidated annualized rental income on a straight-line basis as of September 30, 2016 and 2015.

	September 30,
Country	2016	2015
United Kingdom	38.8%	—%
France	25.8%	32.4%
The Netherlands	18.4%	34.3%
Luxembourg	10.1%	20.5%
The Company did not own properties in any other state/country that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2016 and 2015.
As of December 31, 2015, the Company had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. At the time, the Company believed, that it will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015. Subsequently, during the nine months ended September 30, 2016, the Company was able to negotiate and recoup $0.3 million on such deposits which are recorded in recovery of impaired deposits for real estate acquisitions in the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 4 — Credit Borrowings
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
On March 11, 2016, the Company terminated the Credit Facility agreement and repaid in full the outstanding balance of $28.4 million comprised of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43) and €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12) with $20.0 million of previously restricted cash which was held as collateral for the Credit Facility with the remainder of the obligation funded with available cash on hand. As a result, the Company accelerated the amortization of approximately $1.1 million of deferred financing costs associated with the Credit Facility. Such amounts are included in interest expense in the nine months ended September 30, 2016. Foreign currency draws under the Credit Facility were designated as net investment hedges through March 11, 2016 (see Note 7 — Derivatives and Hedging Activities for further discussion).
Mezzanine Facility
On November 13, 2015, the Company, through a wholly owned subsidiary entity (the "Borrower"), entered into a mezzanine loan agreement (the "Mezzanine Facility"), that provided for aggregate borrowings up to €128.0 million ($143.5 million based upon an exchange rate as of September 30, 2016) subject to certain conditions. Borrowings under the Mezzanine Facility were used, along with cash on hand, to refinance certain existing properties and finance portfolio acquisitions. The Mezzanine Facility bears interest at 8.25% per annum, payable quarterly, and is scheduled to mature on August 13, 2017. The creditors can offer leverage up to 82.5% of the net purchase price of the collateral properties. If the actual leverage of the Borrower exceeds 77.5% of net purchase price of the collateral properties, the interest rate for the loan shall be 8.50%.
The Mezzanine Facility is secured by first-priority ranking of the shares of the Borrower, and all of the Borrower's unencumbered country holding vehicles. The Mezzanine Facility is also cross-collateralized by pledges of the direct or indirect ownership of the Company in all the related personal property, reserves, and a pledge of shareholder loans and receivables to the extent not already pledged to senior lenders. The Mezzanine Facility may be prepaid at any time during the term commencing on March 31, 2016. The outstanding amount of the Mezzanine Facility was $118.2 million (including €62.5 million and £37.1 million) and $136.8 million (including €72.6 million and £38.9 million) as of September 30, 2016 and December 31, 2015, respectively. The unused borrowing capacity under the Mezzanine Facility as of September 30, 2016 and December 31, 2015 was $25.3 million and $2.8 million, respectively. The Company and the lender to the Mezzanine Facility agreed to modify the terms of the loan relating to prepayment requirements relating to financing transactions on unencumbered assets. As a result, the Company was required to repay €10.2 million and £1.8 million during the three months ended September 30, 2016. In addition, the Company is required to repay £1.8 million in January 2017 and in April 2017 (or earlier upon closing of specific asset sales).
The Mezzanine Facility will either need to be extended, refinanced or repaid by August 2017 using the proceeds from property sales or other potential source of capital. See Item 2. — Liquidity and Capital Resources for further discussion.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Effective January 4, 2016, all non-functional currency draws under the Mezzanine Facility were designated as net investment hedges (see Note 7 — Derivatives and Hedging Activities for further discussion).
The total gross carrying value of unencumbered assets as of September 30, 2016 was $9.7 million.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2016 and December 31, 2015 consisted of the following:

Country	Portfolio	Encumbered Properties	Outstanding Loan Amount (1)		Effective Interest Rate		Interest Rate	Maturity
			September 30, 2016	December 31, 2015
			(In thousands)
France:	Auchan	1	$9,305	$9,053	1.7%	(2)	Fixed	Dec. 2019
	Pole Emploi	1	6,503	6,326	1.7%	(2)	Fixed	Dec. 2019
	Sagemcom	1	40,248	39,156	1.7%	(2)	Fixed	Dec. 2019
	Worldline	1	5,606	5,453	1.9%	(2)	Fixed	Jul. 2020
	DCNS	1	10,651	10,362	1.5%	(2)	Fixed	Dec. 2020
	ID Logistics II	2	11,772	—	1.3%		Fixed	Jun. 2021
Luxembourg:	DB Luxembourg (primary mortgage loan) (3)	1	40,360	39,265	1.4%	(2)	Fixed	May 2020
	DB Luxembourg (secondary mortgage loan) (3)		13,544	24,094	9.1%		Fixed	May 2017
The Netherlands:	ING Amsterdam	1	49,329	47,991	1.7%	(2)	Fixed	Jun. 2020
	Total EUR denominated	9	187,318	181,700

United Kingdom:	Foster Wheeler	1	50,973	58,180	2.7%	(2)	Fixed	Oct. 2018
	Harper Collins	1	36,414	41,562	3.4%	(2)	Fixed	Oct. 2019
	NCR Dundee	1	7,315	—	3.0%	(2)	Fixed	Apr. 2020
	Total GBP denominated	3	94,702	99,742

United States:	FedEx Freight	1	6,165	—	4.5%		Fixed	Jun. 2021
	Veolia Water	1	4,110	—	4.5%		Fixed	Jun. 2021
	Total USD denominated	2	10,275	—
	Gross mortgage notes payable	14	292,295	281,442	2.5%
	Deferred financing costs, net of accumulated amortization	—	(5,202)	(5,706)
	Mortgage notes payable, net of deferred financing costs	14	$287,093	$275,736	2.5%
_________________________

(1)	Amounts borrowed in local currency and translated at the spot rate as of the respective measurement date.

(2)	Fixed as a result of entering into an interest rate swap agreement.

(3)
The DB Luxembourg property is encumbered by a mortgage and a second mortgage loan, each pursuant to the same loan agreement. The second mortgage loan was partially paid off during nine months ended September 30, 2016. The DB Luxembourg (secondary mortgage loan) will either need to be extended, refinanced or repaid by August 2017 using the proceeds from property sales or other potential source of capital. See Item 2. — Liquidity and Capital Resources for further discussion.

During the nine months ended September 30, 2016, the Company encumbered two French property for which the Company received proceeds of €10.5 million ($11.8 million based upon an exchange rate of $1.00 to €1.12 as of September 30, 2016), one U.K. property for which the Company received proceeds of £5.6 million ($7.3 million based upon an exchange rate of $1.00 to £1.30 as of September 30, 2016), and two U.S. properties for which the Company received proceeds of $10.3 million.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table summarizes the scheduled aggregate principal payments on the gross mortgage notes payable subsequent to September 30, 2016:

(In thousands)	Future Principal Payments (1)
2016 (remainder)	$—
2017	13,544
2018	50,973
2019	92,470
2020	113,261
2021	22,047
Thereafter	—
Total	$292,295
_________________________

(1)	Based on exchange rate as of September 30, 2016.
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2016
Cross currency swaps, net (GBP & EUR)	$—	$13,632	$—	$13,632
Interest rate swaps, net (GBP & EUR)	$—	$(5,951)	$—	$(5,951)
Foreign currency forwards, net (GBP & EUR)	$—	$347	$—	$347
December 31, 2015
Cross currency swaps, net (GBP & EUR)	$—	$7,408	$—	$7,408
Interest rate swaps, net (GBP & EUR)	$—	$(1,726)	$—	$(1,726)
Foreign currency forwards, net (GBP & EUR)	$—	$556	$—	$556
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016.
Financial Instruments not Measured at Fair Value on a Recurring Basis
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to/from related parties, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 are reported below.

		Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)	Level	September 30, 2016	September 30, 2016	December 31, 2015	December 31, 2015
Gross mortgage notes payable	3	$292,295	$290,259	$281,442	$286,547
Credit Facility (1)	3	$—	$—	$28,630	$28,630
Mezzanine Facility	3	$118,154	$118,154	$136,777	$136,777
_____________________________

(1)
On March 11, 2016, the Company terminated and repaid all outstanding amounts under the Credit Facility in full. As more fully described in Note 7, certain of the Credit Facility advances were denominated in Euro and British Pounds. A portion of the foreign currency advances under the Credit Facility through March 11, 2016 and a portion foreign currency advances under the Mezzanine Facility as of September 30, 2016 were designated as net investment hedges and measured at fair value through other comprehensive income (loss) as part of the cumulative translation adjustment.

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. On March 11, 2016, the Company repaid the outstanding amount of the Credit Facility in full (see Note 4 — Credit Borrowings). The Mezzanine Facility carries a fixed interest rate and as such advances under the Mezzanine Facility are considered to approximate fair value.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of September 30, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Cross currency swaps (EUR-USD)	Derivative assets, at fair value	$137	$3,632
Cross currency swaps (EUR-USD)	Derivative liabilities, at fair value	(463)	—
Cross currency swaps (GBP-USD)	Derivative assets, at fair value	13,457	3,776
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	236	490
Interest rate swaps (GBP)	Derivative assets, at fair value	—	190
Interest rate swaps (GBP)	Derivative liabilities, at fair value	(1,948)	(166)
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(1,206)	(1,751)
Total		$10,213	$6,171
Derivatives not designated as hedging instruments:
Foreign currency forwards (GBP-USD)	Derivative assets, at fair value	$155	$55
Foreign currency forwards (EUR-USD)	Derivative assets, at fair value	—	22
Foreign currency forwards (EUR-USD)	Derivative liabilities, at fair value	(44)	(10)
Cross currency swaps (EUR-USD)	Derivative assets, at fair value	501	—
Interest rate swaps (EUR)	Derivative liabilities, at fair value	(2,797)	—
Total		$(2,185)	$67

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

					Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2016	$14,486	$—	$(6,458)	$8,028	$—	$—	$8,028
December 31, 2015	$8,165	$(1,927)	$—	$6,238	$—	$—	$6,238
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2016, the Company recorded no gains (losses) on ineffectiveness in earnings. During the nine months ended September 30, 2016, the Company recorded losses of $0.1 million of hedge ineffectiveness in earnings. During the three and nine months ended September 30, 2015, the Company recorded losses of $0.1 million and $43,000, respectively, of hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.6 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on interest rate derivatives (effective portion)	$1,255	$(1,389)	$4,246	$972
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(349)	$(186)	$(1,254)	$(283)
Amount of loss recognized in income on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$(61)	$(56)	$(43)

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

As of September 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps (EUR)	4	$61,662	8	$169,604
Interest rate swaps (GBP)	3	94,702	3	116,374
Total	7	$156,364	11	$285,978
During the three and nine months ended September 30, 2016, the Company terminated certain active interest rate swaps and as a result the Company accelerated the reclassification of zero and $0.2 million of losses from other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
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
On March 11, 2016, the Company terminated and repaid all outstanding amounts under the Credit Facility which were designated as net investment hedges of the Company's investments during the periods reflected in the consolidated statements of operations and comprehensive loss. Foreign currency advances under the Company's Credit Facility were utilized to fund individual real estate investments in the respective local currency. Foreign denominated draws under the Credit Facility were designated as net investment hedges through the repayment date of March 11, 2016, which created a natural hedge against the equity invested, removing the need for final currency swaps. As of March 11, 2016, total foreign currency advances under the Credit Facility were approximately $28.4 million, which reflects advances of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43 as of March 11, 2016) and advances of €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12, as of March 11, 2016). The Company recorded losses of zero and $0.2 million for the three and nine months ended September 30, 2016 due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. The Company did not record any gains (losses) for the three and nine months ended September 30, 2015 due to currency changes on the undesignated excess of the foreign currency advances over the related net investments.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In addition, the Company entered into the Mezzanine Facility through a foreign subsidiary with EUR functional currency. The Mezzanine Facility allows for draws in both EUR and GBP denominated amounts. As of September 30, 2016, the Company has drawn foreign currency advances under its Mezzanine Facility to refinance certain secondary mortgages as well as fund individual real estate investments in GBP and EUR. Effective January 4, 2016, all non-functional GBP draws under the Mezzanine Facility were designated as net investment hedges, which created a natural hedge against the GBP equity invested, removing the need for final currency swaps. As of September 30, 2016, total GBP advances under the Mezzanine Facility were approximately €42.9 million (or $48.1 million, based upon an exchange rate of €1.00 to $1.12 as of September 30, 2016), which reflects advances of £37.1 million (based upon an exchange rate of £1.00 to €1.16 as of September 30, 2016). The Company recorded losses of $0.1 million for the nine months ended September 30, 2016, respectively, due to currency changes on the undesignated excess of the foreign currency advances over the related net investments. There were no gains (losses) during the three months ended September 30, 2016 due to currency changes on the undesignated excess of the foreign currency advances over the related net investments.
As of September 30, 2016 and December 31, 2015, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

	September 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Cross currency swaps (EUR-USD)	3	$40,450	4	$53,998
Cross currency swaps (GBP-USD)	1	63,716	1	72,725
Foreign currency forwards (EUR-USD)	1	10,100	1	10,100
Total	5	$114,266	6	$136,823
Non-Designated Hedges
The Company is exposed to fluctuations in the exchange rates of its functional currency, the USD, against the Pound Sterling ("GBP") and the Euro ("EUR"). The Company uses foreign currency derivatives including currency forward and cross currency swap agreements to manage its exposure to fluctuations in GBP-USD and EUR-USD exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under qualifying hedging relationships are recorded directly in earnings. The Company recorded marked-to-market losses of $0.1 million and $0.9 million on the non-designated derivatives for the three and nine months ended September 30, 2016, respectively. The Company recorded gains of $0.1 million and $21,000 on the non-designated derivatives for the three and nine months ended September 30, 2015.
As of September 30, 2016 and December 31, 2015, the Company had the following outstanding derivatives that were not designated as hedges under qualifying hedging relationships.

	September 30, 2016		December 31, 2015
Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Foreign currency forwards (GBP-USD)	6	$696	9	$1,044
Foreign currency forwards (EUR-USD)	9	1,602	12	2,136
Cross currency swaps (EUR-USD)	1	15,054	—	—
Interest rate swaps (EUR)	3	100,340	—	—
Total	19	$117,692	21	$3,180
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
September 30, 2016
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company either defaults or is capable of being declared to be in default on any of its indebtedness, then the Company could also be declared to be in default on its derivative obligation.
As of September 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.9 million. As of September 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.
Note 8 — Common Stock
On August 26, 2014, the Company commenced its IPO on a “reasonable best efforts” basis of up to 125.0 million shares of Common Stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement. The Registration Statement also covered up to 26.3 million shares of Common Stock under its DRIP, initially at $23.75 per share, which was 95% of the primary offering price.
On November 15, 2015, the Company announced the suspension of its IPO, which was conducted by the Former Dealer Manager, as exclusive wholesale distributor, effective December 31, 2015, and on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for the IPO. On December 31, 2015, the Company entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it was not likely that the Company would resume the IPO. Accordingly, the IPO lapsed in accordance with its terms on August 26, 2016, and on September 27, 2016, the Company amended the Registration Statement to deregister the Common Stock registered in connection with its IPO and 26,315,789 shares of Common Stock in connection with the DRIP that were registered but unsold under the Registration Statement.
On December 31, 2015, the Company registered an additional 1.3 million shares to be issued under the DRIP, pursuant to a registration statement on Form S-3.
As of September 30, 2016 and December 31, 2015, the Company sold 12.5 million and 12.2 million shares of Common Stock outstanding, respectively, including shares issued pursuant to the DRIP and in pursuant to its IPO. Total gross proceeds from these issuances were $308.9 million and $302.7 million, including proceeds from shares issued under the DRIP, as of September 30, 2016 and December 31, 2015, respectively, all of which had been invested or used for other operating purposes.
On August 11, 2016, in contemplation of the Merger, the Company’s board of directors determined to suspend the DRIP effective as of the later of August 12, 2016 and the day following the date on which the suspension is publicly announced. The final issuance of Common Stock pursuant to the DRIP occurred in connection with the distribution paid on August 1, 2016.
As more fully discussed in Note 1 — Organization, the Company entered into the Merger Agreement with GNL. The Merger Agreement provides for the merger of the Company and GNL, subject to approval by the stockholders of the Company and the stockholders of GNL. If the merger is approved, the Company will merge with and into the Merger Sub, at which time the separate existence of the Company will cease, and GNL will be the parent company of the Merger Sub.
Pursuant to the Merger Agreement, the OP will merge with and into GNL OP, with the GNL OP being the surviving entity, which transaction is referred to as the Mergers.
In addition, pursuant to the Merger Agreement, if the Merger is consummated, each outstanding share of the Company's Common Stock, including restricted shares, other than shares owned by GNL, any subsidiary of GNL or any wholly owned subsidiary of the Company, will be converted into the right to receive 2.27 shares of GNL Common Stock in connection with the Mergers. Additionally, each outstanding unit of limited partnership interest, including the Class B units of the OP will be converted into the right to receive 2.27 shares of GNL Common Stock. Based on the closing price of GNL Common Stock on November 7, 2016 of $7.27 and the number of shares outstanding of the Company's Common Stock on September 30, 2016, the aggregate value of the Merger Consideration to be received by the Company's stockholders would be approximately $208.6 million (see Note 1 — Organization for further details).
In connection with the Merger, the Company incurred Merger related costs of $1.4 million and $1.6 million which are reflected in the acquisition and transaction costs during the three and nine months ended September 30, 2016, respectively.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Monthly Distributions and Change to Payment Dates
In October 2014, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record each day at a rate equal to $0.0048630137 per day, which is equivalent to $1.775 per annum, per share of Common Stock. The first distribution payment was made in December 2014. In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $1.775 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.0048497268 per day per share of Common Stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The Company is currently not, and does not anticipate over the next twelve months, generating adequate cash from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. While the Company's cash flow from operations (inclusive of operating and administrative expenses and interest on our debt) is positive, it is anticipated that cash flows from operations will be insufficient to fully cover the current level of distributions. See Item 2. — Liquidity and Capital Resources for further discussion.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and September 30, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	17,316	$23.85
Nine Months Ended September 30, 2016	—	—
Cumulative repurchases as of September 30, 2016	17,316	$23.85
On August 11, 2016, in contemplation of the Merger, the Company’s board of directors determined to suspend the SRP with effect on the later of August 12, 2016 and the day following the date on which the suspension is publicly announced.
Note 9 — Commitments & Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of September 30, 2016, there were no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2016, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions
As of September 30, 2016 and December 31, 2015, an entity controlled by the Sponsor owned 8,888 shares of the Company’s outstanding Common Stock. The Advisor and its related parties may incur and pay costs and fees on behalf of the Company. As of September 30, 2016 and December 31, 2015, the Company had $0.4 million and $0.3 million of payables to related parties for advances received to fund the payment of offering costs, respectively.
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
September 30, 2016
(Unaudited)

The following table details total selling commissions and dealer manager fees incurred and due to the Former Dealer Manager as of and for the periods presented:

	Three Months Ended		Nine Months Ended		Payable as of
(In thousands)	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Total commissions and fees from Former Dealer Manager	$—	$4,909	$—	$22,039	$—	$—
The Advisor and its related parties received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs incurred by the Company or its related parties on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the Company has not incurred any offering cost reimbursements from the Advisor or the Former Dealer Manager. The Company was responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO of Common Stock, measured at the end of the IPO. IPO costs in excess of the 2.0% cap as of the end of the IPO will be the Advisor’s responsibility. As of September 30, 2016, offering and related costs exceeded 2.0% of gross proceeds received from the offering by $6.3 million. The IPO lapsed in accordance with its terms on August 26, 2016. The Company's board of directors and the Advisor are engaged in discussions regarding the amounts paid in excess of 2.0% of gross proceeds.
The following table details offering costs and reimbursements incurred from and due to the Advisor and Former Dealer Manager as of and for the periods presented:

	Three Months Ended		Nine Months Ended		Payable as of
(In thousands)	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Fees and expense reimbursements from the Advisor and Former Dealer Manager	$—	$2,021	$—	$7,579	$317	$730
After the escrow break, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross Common Stock proceeds during the offering period. As of September 30, 2016, cumulative offering costs were $39.5 million. As of September 30, 2016, cumulative offering costs, net of unpaid amounts did not exceed the 15.0% threshold.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.5% of (A) the contract purchase price of each property acquired (including the Company's pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) and (B) the amount advanced for a loan or other investment (exclusive of acquisition fees and financing coordination fees). Solely with respect to the Company’s European investment activities, the Advisor will assign to the Service Provider its pro rata portion of the acquisition fees in respect of such properties, and the Advisor will receive the remaining portion. The Company may also reimburse the Advisor or the Servicer Provider for expenses actually incurred related to selecting, evaluating and acquiring assets, regardless of whether the Company actually acquires the related assets. In addition, the Company will also pay third parties, or reimburse the Advisor or its affiliates for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to a particular investment exceed 4.5% of (A) the contract purchase price of the property (including the Company's pro rata share of any indebtedness assumed or incurred in respect of that investment) and (B) the amount advanced for each loan or other investment. Effective January 11, 2016, the board of directors approved the removal of the 4.5% acquisition expense limitation solely with respect to the Company's European or other international acquisitions.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The OP issued (subject to periodic approval by the board of directors) restricted Class B units in the OP (“Class B Units”) to the Advisor for asset management services on a quarterly basis in an amount equal to: (i) the excess of (A) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets) less (B) any amounts payable as an oversight fee for such calendar quarter; divided by (ii) the value of one share of Common Stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the primary offering price minus selling commissions and dealer manager fees) and, at such time as the Company calculates NAV, to per share NAV. The Class B Units are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as any one of the following events occurs: (i) a listing of the Company's Common Stock on a national securities exchange; (ii) a transaction to which the Company or the Company's operating partnership is a party, as a result of which OP Units or the Company's Common Stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; provided that the Advisor pursuant to the advisory agreement is providing services to us immediately prior to the occurrence of an event of the type described in this clause, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company's independent directors after the economic hurdle described above has been met. Such Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause. The value of issued Class B Units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. As of September 30, 2016, the Company cannot determine the probability of achieving the performance condition. The Advisor will receive distributions on each unvested Class B unit in an amount equal to the distributions rate received on the Company's Common Stock. Such distributions on issued Class B Units will be expensed in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. During the nine months ended September 30, 2016, the Company's board of directors approved the issuance of 54,528 and shares of Class B Units. There were no Class B Units issued during the three months ended September 30, 2016. During the three and nine months ended September 30, 2015, the Company's board of directors approved the issuance of 28,174 and 41,421 shares of Class B Units, respectively.
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

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
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
The following table details amounts incurred, forgiven and payable to related parties in connection with the operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine months ended September 30,				Payable (Receivable) as of
	2016		2015		2016		2015
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	September 30, 2016		December 31, 2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$—	$—	$176	$—	$—	$—	$6,093	$—	$—		$—
Financing coordination fees (2)	—	—	41	—	77	—	2,308	—	—		—
Ongoing fees:
Other expense reimbursements (3)	381	—	—	—	1,254		—	—	7		—
Asset management fees (3)	1,224	—	—	—	3,677	—	—	—	—		—
Property management and leasing fees (3) (4)	240	—	182	81	700	—	272	100	22	(6)	24
Total related party fees and reimbursements	$1,845	$—	$399	$81	$5,708	$—	$8,673	$100	$29	(5)	$24
_____________________________________________

(1)	These related party fees are recorded within acquisition and transaction related costs on the consolidated statements of operations and comprehensive loss.

(2)	These related party fees are recorded as deferred financing costs and amortized over the term of the respective financing arrangement.

(3)
These related party fees are recorded within operating fees to related parties in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016.

(4)	The Advisor waived 100% of fees from U.S. assets and its allocated portion of 50% of fees from European assets through August 31, 2015. No such fees were waived effective September 1, 2015.

(5)
In addition, as of September 30, 2016, amounts due to related parties includes $39,000, for which the expense is recorded within general and administrative on the consolidated statements of operations and comprehensive loss of $6,000 and $0.1 million for three and nine months ended September 30, 2016.

(6)	Includes a receivable from the Service Provider in the amount of $0.1 million for property management services as of September 30, 2016.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three and nine months ended September 30, 2016 the Company incurred $0.4 million and $1.3 million, respectively, in cost reimbursements from the Advisor. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2015.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2016 and 2015, there were no property operating and general administrative expenses absorbed by the Advisor.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable annually in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not exceed 10.0% of the aggregate return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2016 and 2015.
The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such commissions were incurred during the three and nine months ended September 30, 2016 and 2015.
The Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such participation in net sale proceeds became due and payable during the three and nine months ended September 30, 2016 and 2015.
If the Company’s shares of Common Stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three and nine months ended September 30, 2016 and 2015.
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
September 30, 2016
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
The following table reflects restricted share award activity for the nine months ended September 30, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	7,731	$22.50
Granted	2,666	22.50
Vested	(3,465)	22.50
Unvested, September 30, 2016	6,932	$22.50
Compensation expense related to restricted stock was approximately $9,000 and $0.1 million during the three and nine months ended September 30, 2016, respectively, and is recorded as general and administrative expense in the accompanying statements of operations and comprehensive loss. Compensation expense related to restricted stock was approximately $8,000 and $13,000 during the three and nine months ended September 30, 2015, respectively, and is recorded as general and administrative expense in the accompanying statements of operations and comprehensive loss. As of September 30, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 1.4 years.
Other Share-Based Compensation
The Company has issued Common Stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2016. There were 856 shares of Common Stock issued in lieu of cash during the nine months ended September 30, 2015 which resulted in additional shared based compensation of $19,000.

AMERICAN REALTY CAPITAL GLOBAL TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 13 — Earnings Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net loss	$(3,798)	$(51)	$(11,584)	$(23,060)
Basic and diluted net loss per share	$(0.30)	$—	$(0.93)	$(3.50)
Basic and diluted weighted average shares outstanding	12,495,116	10,484,259	12,407,568	6,592,291
The Company had the following common share equivalents as of September 30, 2016, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unvested restricted stock	6,932	7,731	6,932	7,731
OP Units	90	90	90	90
Class B Units	125,020	41,421	125,020	41,421
Total common share equivalents	132,042	49,242	132,042	49,242
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for as previously disclosed or disclosed below.
The Company has filed with the SEC a joint proxy statement on Form S-4 relating to the Merger Agreement entered into with GNL, which the SEC declared effective as of November 8, 2016.
On October 19, 2016, the Company financed ID Logistics I for €4.0 million at a fixed rate of 0.95% with a maturity in October 2021. Net proceeds from the financing were used to repay a portion of the Mezzanine Facility.

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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in the Advisor, and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital LLC, "AR Global"). As a result, our executive officers, the Advisor and its affiliates face conflicts of interest, including significant conflicts created by the Advisor's compensation arrangements with us and other investment programs advised by AR Global affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other AR Global- advised investment programs, the Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	We may be unable to consummate the Merger in the timeframe contemplated or at all.

•	The anticipated benefits from the Merger may not be realized or may take longer to realize than expected.

•	Unexpected costs or unexpected liabilities may arise from the Merger or other transactions, whether or not consummated

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

•	If we and the Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our primary initial public offering ("IPO") raised substantially less proceeds than expected and our IPO lapsed in accordance with its terms in August 2016. As a result, our portfolio will be less diversified than previously planned and we may suffer other materially adverse consequences.

•	We are obligated to pay fees that may be substantial to the Advisor and its affiliates.

•	We depend on tenants for our rental revenue and, accordingly, our rental revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We may be unable to raise additional debt or equity financing on attractive terms or at all.

•	Adverse changes in exchange rates may reduce the value of our properties located outside of the United States.

•	We have paid distributions from proceeds from our primary offering and our primary offering has been terminated, we may be unable to pay future distributions at the same rate.

•	Our IPO lapsed in accordance with its terms on August 26, 2016, and we may not be able to obtain the additional capital we require from other sources.

•
We have not generated cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to reduce distributions, borrow at unfavorable rates, execute asset sale or depend on the Advisor to waive reimbursement of certain expenses and fees to fund our distributions. There is no assurance that the Advisor will waive reimbursement of expenses or fees.

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

•
We may fail to continue to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes may and adversely affect our operations and would reduce our net asset value and cash available for distributions.

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

•
The revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe may decline as a result of the non-binding referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (the “Brexit” vote).

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
Our investment strategy is to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties. We purchased our first property and commenced active operations on December 29, 2014. As of September 30, 2016, we owned 16 net leased commercial properties consisting of 4.2 million rentable square feet. Based on original purchase price, 4.5% of our properties are located in the United States (U.S.), 55.1% are located in continental Europe and 40.4% are located in the United Kingdom. The properties were 99.9% leased, with a weighted average remaining lease term of 8.3 years.
On November 15, 2015, we announced the suspension of our IPO, which was conducted by Realty Capital Securities, LLC (the "Former Dealer Manager"), as exclusive wholesale distributor, effective December 31, 2015, and on November 18, 2015, the Former Dealer Manager suspended sales activities it performed pursuant to the dealer manager agreement for our IPO. On December 31, 2015, we entered into a termination agreement with the Former Dealer Manager to terminate the dealer manager agreement. Due to these circumstances, it was not likely that we would resume our IPO. Accordingly, our IPO lapsed in accordance with its terms on August 26, 2016, and on September 27, 2016, we amended the Registration Statement to deregister the Common Stock registered in connection with our IPO and 26.3 million shares of Common Stock in connection with our DRIP that were registered but unsold under the Registration Statement. We were responsible for offering and related costs from our IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from our IPO of Common Stock, measured at the end of our IPO. IPO costs in excess of the 2.0% cap as of the end of our IPO will be the Advisor’s responsibility (see Note 10 — Related Party Transactions to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details).
On December 31, 2015, we registered an additional 1.3 million shares to be issued under our DRIP, pursuant to a registration statement on Form S-3 (File No-333-208820).
We registered $3.125 billion, or 125.0 million shares, of Common Stock for sale in our IPO and through September 30, 2016, we sold 12.5 million shares of Common Stock outstanding, including shares issued pursuant to our IPO and our DRIP for approximately $308.9 million in gross proceeds, all of which had been invested or used for other purposes.
As more fully discussed in Note 1 — Organization to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, on August 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Net Lease, Inc. (“GNL”). The Merger Agreement provides for the merger of the Company and GNL, subject to approval by the stockholders of the Company and the stockholders of GNL. If the merger is approved, the Company will merge with and into a direct wholly owned subsidiary of GNL (the "Merger Sub"), at which time the separate existence of the Company will cease. As a result, if the merger (the "Merger") is consummated, GNL will be the parent of the Merger Sub and the Company's subsidiaries.
Until the NAV pricing date (as described below) the per share purchase price for shares issued under the DRIP will be equal to $23.75 per share. Beginning with the NAV pricing date, the estimated per share price for shares under the DRIP will be equal to our per share NAV, as calculated by the Advisor and approved by our board of directors. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to March 16, 2017, which is 150 days following the second anniversary of the date that we broke escrow in the IPO. After we have initially established our estimated per-share NAV, we expect to update it periodically at the discretion of our board of directors, provided that such updated estimates will be made at least once annually.
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

The Advisor has been retained to manage our affairs on a day-to-day basis. The properties are managed and leased by American Realty Capital Global II Properties, LLC (the “Property Manager”). The Advisor, Property Manager and Special Limited Partner are under common control with the parent of our Sponsor, as a result of which they are related parties, and have received and will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor has entered into a service provider agreement with an independent third party, Moor Park Capital Partners LLP (the “Service Provider”). The Service Provider is not affiliated with us, the Advisor or the Sponsor. Pursuant to the service provider agreement, the Service Provider provides, subject to the Advisor’s oversight, certain real estate related services, as well as sourcing and structuring of investment opportunities, performance of due diligence, and arranging debt financing and equity investment syndicates solely with respect to investments in Europe. Pursuant to the service provider agreement, 50.0% of the fees payable by us to the Advisor and a percentage of the fees paid to the Property Manager are paid or assigned by the Advisor or Property Manager, as applicable, to the Service Provider, solely with respect to our foreign investments in Europe.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Former Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 2% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds determined during the IPO. The IPO was suspended in November 2015 and lapsed in accordance with its terms on August 26, 2016. The Company's board of directors and the Advisor are engaged in discussions regarding the amounts paid in excess of 2.0% of gross proceeds.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date of purposes of this calculation.
As of September 30, 2016 and December 31, 2015, our cumulative straight-line rents receivable in the consolidated balance sheets were $3.5 million and $0.7 million, respectively. For the three and nine months ended September 30, 2016, our rental revenue included impacts of unbilled rental revenue of $0.4 million and $3.0 million, respectively, to adjust contractual rent to straight-line rent. For the three and nine months ended September 30, 2015, our rental revenue included impacts of unbilled rental revenue of $0.2 million and $0.4 million, respectively, to adjust contractual rent to straight-line rent.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations and comprehensive loss. No properties were presented as discontinued operations as of September 30, 2016 and December 31, 2015. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. No properties were designated as properties held for sale as of September 30, 2016 and December 31, 2015.
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

Properties
We acquire and operate commercial properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties was comprised of the following properties as of September 30, 2016:

Portfolio	Acquisition Date	Country	Number of Properties	Rentable Square Feet	Rented Square Feet	Average Remaining Lease Term (1)
Auchan	Dec. 2014	FR	1	152,235	152,235	6.9
Pole Emploi	Dec. 2014	FR	1	41,452	37,437	6.8
Veolia Water	Feb. 2015	US	1	70,000	70,000	9.3
Sagemcom	Feb. 2015	FR	1	265,309	265,309	7.3
NCR Dundee	Apr. 2015	UK	1	132,182	132,182	10.1
FedEx Freight	May 2015	US	1	68,960	68,960	6.9
DB Luxembourg	May 2015	LUX	1	156,098	156,098	7.2
Grupo Antolin	Jun. 2015	US	1	111,798	111,798	8.8
ING Amsterdam	Jun. 2015	NETH	1	509,369	509,369	8.8
Worldline	Jul. 2015	FR	1	111,338	111,338	7.3
Foster Wheeler	Oct. 2015	UK	1	365,832	365,832	7.8
ID Logistics I	Nov. 2015	GER	1	308,579	308,579	8.1
ID Logistics II	Nov. 2015	FR	2	964,489	964,489	8.2
Harper Collins	Dec. 2015	UK	1	873,119	873,119	8.9
DCNS	Dec. 2015	FR	1	96,995	96,995	8.0
Total			16	4,227,755	4,223,740	8.3
______________________________

(1)
If the portfolio has multiple properties with varying lease expirations, average remaining lease term is calculated on a weighted-average basis. Weighted average remaining lease term in years calculated based on square feet as of September 30, 2016.

Results of Operations
We were incorporated on April 23, 2014, purchased our first property and commenced active operations on December 29, 2014, and, as a result, we had no significant operations until fiscal year 2015. There were no acquisitions during the nine months ended September 30, 2016.
Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015
Rental Income
Rental income was $11.5 million and $6.4 million for the three months ended September 30, 2016 and 2015, respectively. The increase in rental income was driven by our acquisition of 6 properties since September 30, 2015, for an aggregate purchase price of $289.3 million and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Operating Expense Reimbursements
Operating expense reimbursements were $0.9 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made in latter part of 2015 and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Property Operating Expenses
Property operating expenses were $1.1 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. These costs also include non-reimbursable ground lease expenses, third party management fees, and legal costs.

Operating Fees to Related Parties
Operating fees to related parties were $1.8 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to January 1, 2016, the Advisor was entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B Units, which will be forfeited unless certain conditions are met. Effective January 1, 2016, asset management fees became payable in cash; therefore, during the three months ended September 30, 2016, there was no issuance of Class B Units to the Advisor. During the three months ended September 30, 2015, the board of directors approved the issuance of 28,174 Class B Units to the Advisor.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the three months ended September 30, 2016 and 2015, property management fees were $0.2 million and $0.2 million, respectively. There were no Property Manager fees waived for the three months ended September 30, 2016. The Property Manager elected to waive $0.1 million of the property management fees for the three months ended 2015.
Acquisition and Transaction Related Costs
Acquisition and transaction costs of $0.9 million for the three months ended September 30, 2016 comprised of $0.4 million reduction in previously estimated acquisition and transaction related expenses for 2015 acquisitions, offset by Merger related costs of $1.4 million. Acquisition and transaction related costs for the three months ended September 30, 2015 of $1.0 million are primarily related to acquisition fees, legal fees and other closing costs associated with our purchase of one property with an aggregate purchase price of $8.8 million.
General and Administrative Expenses
General and administrative expense of $1.5 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, primarily includes board member compensation, directors and officers' liability insurance and professional fees including audit and taxation services. The increase in expense is a result of supporting our larger portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense was $4.7 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2015. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due to our acquisition of 16 properties since inception with an aggregate base purchase price of $619.9 million, as of the respective acquisition dates and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Interest Expense
Interest expense was $5.8 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings used to finance our property acquisitions and draws on our credit facility and mezzanine facility, along with an increase in the amortization of deferred financing costs associated with these borrowings since September 30, 2015.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
There were no gains (losses) on foreign currency for the three months ended September 30, 2016. The gains on foreign currency were $15,000 for the three months ended September 30, 2015. These gains reflect the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the three months ended September 30, 2015.
The losses of $0.1 million and gains of $0.1 million on derivative instruments for the three months ended September 30, 2016 and 2015, respectively, reflect a marked-to-market impact from foreign currency and interest rate derivative instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies.
The unrealized gains of $42,000 and $37,000 on undesignated foreign currency advances and other hedge ineffectiveness for the three months ended September 30, 2016 and 2015, respectively, primarily relate to the marked-to-market adjustments on the the excess foreign currency draws over our net investments in the United Kingdom and Europe which are not designated as hedges. There were no marked-to-market adjustments related to the slightly over-hedged portion of our European investments at September 30, 2016.

Income Tax (Expense) Benefit
We recognize income tax (expense) benefit for state and local income taxes incurred, if any, in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax (expense) benefit fluctuates from period to period based primarily on the timing of those taxes. Income tax (expense) benefit was $(0.3) million and $0.3 million for the three months ended September 30, 2016 and 2015.
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015
Rental Income
Rental income was $35.3 million and $10.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in rental income was driven by our acquisition of 6 properties since September 30, 2015, for an aggregate purchase price of $289.3 million and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Operating Expense Reimbursements
Operating expense reimbursements were $2.2 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively. Our lease agreements generally require tenants to pay all property operating expenses, in addition to base rent. Operating expense reimbursements primarily reflect insurance costs incurred by us and subsequently reimbursed by the tenant. The increase over 2015 is largely driven by acquisitions made in latter part of 2015 and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.
Property Operating Expenses
Property operating expenses were $3.0 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. These costs primarily relate to insurance costs and real estate taxes on our properties, which are generally reimbursable by the tenants. These costs also include non-reimbursable ground lease expenses, third party management fees, and legal costs.
Operating Fees to Related Parties
Operating fees to related parties were $5.6 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. Operating fees to related parties represent compensation to the Advisor for asset management services as well as property management fees paid to the Service Provider for our European investments. Prior to January 1, 2016, the Advisor was entitled to asset management subordinated participations in connection with providing asset management services in the form of Class B Units, which will be forfeited unless certain conditions are met. Effective January 1, 2016, asset management fees became payable in cash; therefore, during the nine months ended September 30, 2016, there was no issuance of Class B Units to the Advisor. During the nine months ended September 30, 2015, the board of directors approved the issuance of 41,421 Class B Units to the Advisor based upon $22.50 per unit.
Our Service Provider and Property Manager are entitled to fees for the management of our properties. Property management fees are calculated as a percentage of gross revenues. During the nine months ended September 30, 2016 and 2015, property management fees were $0.7 million and $0.3 million, respectively. There were no Property Manager fees waived for the nine months ended September 30, 2016. The Property Manager elected to waive $0.1 million of the property management fees for the nine months ended 2015.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs of $1.0 million for the nine months ended September 30, 2016 comprised of $0.6 million reduction in previously estimated acquisition and transaction related expenses for 2015 acquisitions, offset by Merger related costs of $1.6 million. Acquisition and transaction related costs for the nine months ended September 30, 2015 of $21.2 million are primarily related to acquisition fees, legal fees and other closing costs associated with our purchase of 8 properties since inception with an aggregate base purchase price of $296.9 million.
General and Administrative Expenses
General and administrative expense of $4.4 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively, primarily includes board member compensation, directors and officers' liability insurance and professional fees including audit and taxation services. The increase in expense is a result of supporting our larger portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense was $14.4 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively. The majority of the portfolio was acquired in 2015. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. The increase is due to our acquisition of 16 properties since inception with an aggregate base purchase price of $619.9 million, as of the respective acquisition dates and to a lesser extent a full period of operations for properties acquired during the comparable 2015 period.

Interest Expense
Interest expense was $18.9 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings used to finance our property acquisitions and draws on our credit facility and mezzanine facility, along with an increase in the amortization of deferred financing costs associated with these borrowings since September 30, 2015. On March 11, 2016, we have fully paid off and terminated our credit facility resulting in $1.1 million write-off the remaining unamortized deferred financing costs.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on our refinancing needs and our acquisition activity.
Foreign Currency and Interest Rate Impact on Operations
There were no gains (losses) on foreign currency for the nine months ended September 30, 2016. The losses on foreign currency were $0.7 million for the nine months ended 2015. These losses reflect the effect of movements in foreign currency exchange rates from the date of the deposit for a foreign property acquisition to the date of the relevant closing during the nine months ended September 30, 2015.
The losses of $0.9 million and gains of $21,000 on derivative instruments for the nine months ended September 30, 2016 and 2015, respectively, reflect a marked-to-market impact from foreign currency and interest rate derivative instruments used to protect the investment portfolio from adverse currency and interest rate movements, and was mainly driven by volatility in foreign currencies.
The unrealized losses on undesignated foreign currency advances for the nine months ended September 30, 2016 were $0.4 million of which $0.2 million relate to termination of certain active swaps during the nine months ended September 30, 2016 and as a result we accelerated the reclassification of such losses from other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming probable not to occur. In addition, we recorded losses of $0.1 million due to currency changes on the undesignated excess of the foreign currency advances over the related net investments for the nine months ended September 30, 2016. The remaining portion of $0.1 million relates to the marked-to-market adjustments of slightly over-hedged portion of our European investments at September 30, 2016. There were $45,000 of unrealized losses on undesignated foreign currency advances and other hedge ineffectiveness for the nine months ended September 30, 2015.
Recovery of Deposits
As of December 31, 2015, we had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. At the time, we believed, that it will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015. Subsequently, during the nine months ended September 30, 2016, we were able to negotiate and recoup $0.3 million on such deposits which are recorded in recovery of impaired deposits for real estate acquisitions in the consolidated statement of operations.
Income Tax (Expense) Benefit
We recognize income tax (expense) benefit for state and local income taxes incurred, if any, in foreign jurisdictions in which we own properties. In addition, we perform an analysis of potential deferred tax or future tax benefit as a result of timing differences in taxes across jurisdictions. Our current income tax (expense) benefit fluctuates from period to period based primarily on the timing of those taxes. Income tax (expense) benefit was $(0.8) million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Cash Flows for Nine Months Ended September 30, 2016
During the nine months ended September 30, 2016, net cash provided by operating activities was $11.4 million. The level of cash flows provided by operating activities is affected by rental income received and the amount of interest payments on outstanding borrowings. Cash flows provided by operating activities during the nine months ended September 30, 2016 reflect a net loss of $11.6 million adjusted for non-cash items of $17.6 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of above/below-market lease and ground lease assets and liabilities, straight-line rent, recovery of impaired deposits and share based compensation) and working capital items of $4.8 million.

The net cash used in investing activities during the nine months ended September 30, 2016 of zero related to capital expenditures of acquisitions in 2016 and recovery of impaired deposits for real estate acquisitions $0.3 million.
Net cash provided used in financing activities of $13.7 million during the nine months ended September 30, 2016, consisted primarily of repayments on the credit facility of $27.2 million, repayments on the mezzanine facility of $13.5 million, repayments of mortgage notes payable $11.1 million and payments of distributions to stockholders of $10.4 million offset by proceeds from mortgage notes payable of $30.7 million and reclass in restricted cash and cash equivalents in the amount of $18.0 million.
Cash Flows for Nine Months Ended September 30, 2015
The level of cash flows used in operating activities is affected by the amount of acquisition and transaction related costs incurred, as well as the receipt of scheduled rent payments. During the nine months ended September 30, 2015, cash flow used in operating activities was $13.5 million. Cash flows used in operating activities during the nine months ended September 30, 2015, reflects a net loss of $23.4 million adjusted for non-cash items of $5.9 million (primarily depreciation, amortization of intangibles, amortization of deferred financing costs, amortization of above/below-market lease and ground lease assets and liabilities, impairment of deposits for real estate acquisitions, straight-line rent and share based compensation) and prepaid expenses and other assets of $1.9 million. This net uses of cash was offset by increase in accounts payable and accrued expenses of $4.3 million.
The net cash used in investing activities during the nine months ended September 30, 2015 of $82.3 million related to the acquisition of 8 properties with an aggregate purchase price of $296.9 million.
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
We purchased our first property and commenced active operations on December 29, 2014. As of September 30, 2016, we owned 16 properties with an aggregate purchase price of $619.9 million. As of September 30, 2016, we had 12.5 million shares of Common Stock outstanding, including shares issued under the DRIP, and had received total gross proceeds from the IPO of $308.9 million, including proceeds from shares issued under the DRIP.
Our IPO lapsed in accordance with its terms on August 26, 2016. See Part II Item 1A — Risk Factors in this Quarterly Report on Form 10-Q for further discussion.
The number of properties and other assets that we will acquire will depend upon amount of capital available to us. We have not entered into any additional purchase and sale agreements, and there can be no assurance that we will acquire a specific property or other asset.
As of September 30, 2016, we had cash and cash equivalents of $20.8 million. Our principal demands for cash will be for acquisition and transactions costs, including legal fees in connection with the Merger transaction, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders.
Generally, we have funded our acquisitions through a combination of cash and cash equivalents with mortgage or other debt,but we also may acquire assets free and clear of permanent mortgage or other indebtedness. See Note 5 — Mortgage Notes Payable to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
On March 11, 2016, we terminated our credit facility agreement and repaid in full the outstanding balance of $28.4 million comprised of £11.2 million ($16.1 million based upon an exchange rate of £1.00 to $1.43) and €11.0 million ($12.3 million based upon an exchange rate of €1.00 to $1.12) with available cash on hand. In addition, as of September 30, 2016, we have a mezzanine facility with M&G Investment Management Limited (the "Mezzanine Facility") that currently permits us to borrow up to €128.0 million. The initial maturity date of the Mezzanine Facility is August 13, 2017. In September, we obtained all required change in control waivers for our existing indebtedness on mortgages and Mezzanine Facility. See Note 4 — Credit Borrowings to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of the Mezzanine Facility.

The outstanding amount of the Mezzanine Facility was $118.2 million (including €62.5 million and £37.1 million) and $136.8 million (including €72.6 million and £38.9 million) as of September 30, 2016 and December 31, 2015, respectively. The unused borrowing capacity under the Mezzanine Facility as of September 30, 2016 and December 31, 2015 was $25.3 million and $2.8 million, respectively. In July 2016, the Mezzanine Facility was modified and as a result, we were required to repay €10.2 million and £1.8 million during the three months ended September 30, 2016. In addition, we are required to repay £1.8 million in January 2017 and in April 2017 (or earlier upon closing of specific asset sales). See Note 4 — Credit Borrowings to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of the terms and conditions of the Mezzanine Facility.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. As of September 30, 2016, we had advances under our Mezzanine Facility of $118.2 million and secured gross mortgage notes payable of $292.3 million with a weighted average interest rate per annum of 4.2%. As of September 30, 2016, our weighted average remaining debt term was 2.5 years. Our debt leverage ratio was 66.2% (total debt as a percentage of total purchase price of real estate investments, based on the exchange rate at the time of purchase) as of September 30, 2016.
We are currently not, and do not anticipate over the next twelve months (assuming the Merger is not completed), generating adequate cash from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. While our cash flow from operations (inclusive of operating, administrative expenses and interest on our debt) is positive, it is anticipated that cash flows from operations will be insufficient to fully cover the current level of distributions paid in cash. To address this issue, the board of directors may reduce, suspend or eliminate distributions.
Further, we are required to make a repayment of the Mezzanine Facility (£1.8 million in January 2017 and £1.8 million in April 2017) under the terms of a modification agreement. In addition, we have a secondary mortgage loan of $13.5 million (€12.1 million) maturing in May 2017 and the Mezzanine Facility of $118.2 million (including €62.5 million and £37.1 million) maturing in August 2017. A summary of our Mezzanine Facility and the DB Luxembourg secondary mortgage is disclosed in Notes 4 and 5 to the Company’s consolidated financial statements, respectively. These debt instruments will either need to be extended, refinanced or otherwise repaid by August 2017 using the proceeds from property sales or other potential source of capital. After considering the property and other collateral, the Mezzanine Facility and the DB Luxembourg secondary mortgage are currently at 65.2% and 73.7% loan to cost, respectively at September 30, 2016. Accordingly, if refinancing is necessary, management believes that it is probable that such loans can be commercially refinanced.
We are currently marketing two properties for sale to provide an additional source of cash to either fully or partially repay our near term debt maturities with net remaining proceeds from the sales. A portion of the proceeds from the sale of these two properties would be required to be used to repay the Mezzanine Facility and DB Luxembourg secondary mortgage. These properties did not qualify as “held for sale” at September 30, 2016. Our ability to sell our assets is partially dependent upon the state of real estate markets and the may be impacted by the purchasers ability to obtain debt financing at reasonable commercial rates. Any completed property sales will have a further impact on our ability to generate operating cash going forward.
Potential sources of capital available include proceeds from the sale of properties, proceeds from the close out of derivative contracts that are in asset positions, secured or unsecured financings from banks or other lenders through the extension of, or refinancing of near term debt maturities, establishing lines of credit, and undistributed cash flow. However, our ability to finance our operations is subject to some uncertainties.
We can provide no assurance that sources of new financings will be available on favorable terms or at all given our level of outstanding debt. Our ability to generate working capital is dependent on our ability to attract and retain tenants and economic and business environments of the various markets in which our properties are located.
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
Shares purchased under the Amended and Restated SRP will have the status of authorized but unissued shares. The following table reflects the cumulative number of common shares repurchased as of December 31, 2015 and September 30, 2016:

	Number of Shares Repurchased	Weighted Average Price per Share
Cumulative repurchases as of December 31, 2015	17,316	$23.85
Nine Months Ended September 30, 2016	—	—
Cumulative repurchases as of September 30, 2016	17,316	$23.85
On August 11, 2016, in contemplation of the Merger, the Company’s board of directors determined to suspend the SRP with effect on the later of August 12, 2016 and the day following the date on which the suspension is publicly announced.
Acquisitions
The Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from Common Stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

(In thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net loss (in accordance with GAAP) (1)	$(3,798)	$(11,584)
Depreciation and amortization	4,695	14,369
Recovery of impaired deposits for real estate acquisitions (2)	—	(250)
FFO (as defined by NAREIT)	897	2,535
Acquisition fees and expenses (3)	918	958
Amortization of above- and below-market lease assets and liabilities, net (4)	431	1,365
Straight-line rent	(391)	(2,969)
Losses on derivatives	143	855
Unrealized (gains) losses on undesignated foreign currency advances and other hedge ineffectiveness	(42)	353
MFFO	$1,956	$3,097
__________________________

(1)
Amount for the nine months ended September 30, 2016 includes $4.5 million of amortization of deferred financing costs (inclusive of $1.1 million of accelerated amortization associated with the termination and full pay down of the Credit Facility on March 11, 2016).

(2)
As of December 31, 2015, we had $2.0 million in aggregate deposits as closing consideration under certain pending acquisition agreements. At the time, we believed, that it will not be able to meet those closing considerations and as a result have impaired all such deposits as of December 31, 2015. Subsequently during the nine months ended September 30, 2016, we were able to negotiate and recoup $0.3 million on such deposits which are recorded recovery of impaired deposits for real estate acquisitions in the consolidated statements of operations and comprehensive loss.

(3)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses for the three and nine months ended September 30, 2016 represent Merger related costs of $1.4 million and $1.6 million, respectively, netted against changes in estimates of acquisition and transaction related costs previously recognize.

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

During the nine months ended September 30, 2016, approximately $1.6 million of restricted cash was released to service financing obligations primarily associated with two foreign properties that had free rent during the period.

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
We intend to accrue and pay distributions on a regular basis. We intend to fund such distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distribution and we can give no assurance that we will pay distributions solely from our cash flow from operations at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and the Advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the IPO to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986 (the "Code"). As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gains.
The following table shows the sources for the payment of distributions to common stockholders for the periods indicated:

	Three Months Ended						Nine Months Ended September 30, 2016
	March 31, 2016		June 30, 2016		September 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions: (1)
Distributions paid in cash	$2,967		$3,287		$4,124		$10,378
Distributions reinvested in the DRIP	2,436		2,247		1,446		6,129
Total distributions	$5,403		$5,534		$5,570		$16,507

Sources of distributions coverage:
Cash flows provided by operations (1)	$2,967	54.9%	$3,287	59.4%	$4,124	74.0%	$10,378	62.9%
Common Stock offering proceeds	2,436	45.1%	2,247	40.6%	1,446	26.0%	6,129	37.1%
Total sources of distribution coverage	$5,403	100.0%	$5,534	100.0%	$5,570	100.0%	$16,507	100.0%

Cash flows provided by operations (GAAP basis)	$8,168		$487		$2,743		$11,398

Net loss (in accordance with GAAP)	$(4,663)		$(3,123)		$(3,798)		$(11,584)
_______________________________

(1)
Distribution amounts for the period indicated above excludes distributions related to unvested restricted stock and Class B Units. Distributions paid related to unvested restricted stock were $9,458 for the nine months ended September 30, 2016. Distributions paid related to Class B Units were $0.2 million for the nine months ended September 30, 2016.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from April 23, 2014 (date of inception) to September 30, 2016:

For the Period from April 23, 2014 (date of inception) to September 30, 2016
(In thousands)
Distributions paid: (1)
Distributions paid to common stockholders	$29,035
Distributions paid to vested restricted stockholders in cash	19
Total distributions paid	$29,054

Reconciliation of net loss:
Revenues	$59,137
Acquisition and transaction-related expenses	(44,575)
Depreciation and amortization	(23,003)
Impairment of deposits for real estate acquisitions	(1,750)
Other operating expenses	(20,443)
Other non-operating expenses	(29,287)
Income tax benefit	1,368
Net loss (in accordance with GAAP) (2)	$(58,553)
_______________________________

(1)
Distribution amounts for the period indicated above excludes distributions related to unvested restricted stock and Class B Units. Distributions paid related to unvested restricted stock were $9,458 for the nine months ended September 30, 2016. Distributions paid related to Class B Units were $0.2 million for the nine months ended September 30, 2016.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is based on balance sheet amounts and is calculated as (1) total book value of our assets less the net value of intangible assets and goodwill, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding as of September 30, 2016. This calculation assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect, among other things, accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of September 30, 2016, our net tangible book value per share was $4.68. The offering price of shares under the primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) was $25.00 per share and $23.75 per common share under our DRIP.
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
The Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts.

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
Contractual Obligations
The following table presents our estimated future payments under contractual obligations at September 30, 2016 and the effect these obligations are expected to have on our liquidity and cash flow in the specified future periods:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes payable	$292,295	$13,544	$50,973	$227,778	$—
Interest on mortgage notes payable (1)	21,248	6,809	10,999	3,440	—
Principal on Mezzanine Facility loans (2) (3)	113,413	113,413	—	—	—
Interest on Mezzanine Facility loans (1) (3)	8,426	8,426	—	—	—
Total (4) (5) (6)	$435,382	$142,192	$61,972	$231,218	$—
_________________________

(1)	Based on interest rates at September 30, 2016.

(2)	The initial maturity date of the Mezzanine Facility is August 13, 2017.

(3)
As discussed in Note 4 — Credit Borrowings, the Mezzanine Facility was modified and as a result, we were required to repay €10.2 million and £1.8 million during the three months ended September 30, 2016. In addition, we are required to repay £1.8 million in January 2017 and in April 2017 (or earlier upon closing of specific asset sales), and such amounts are reflected in the table above.

(4)
Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2016, which consisted primarily of the Euro and GBP. As of September 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

(5)
Derivative payments are not included in this table due to the uncertainty of the timing and amounts of payments. Additionally, as derivatives can be settled at any point in time, they are generally not considered long-term in nature.

(6)	Ground lease rental payments due are not included in this table as the Company's one ground lease which is related to ING Amsterdam property is prepaid through 2050.
Mezzanine Facility
On November 13, 2015, we through a wholly owned subsidiary entity (the "Borrower"), entered into a Mezzanine Facility, that provided for aggregate borrowings up to €128.0 million subject to certain conditions. The Mezzanine Facility may be prepaid at any time during the term commencing on March 31, 2016. We had $118.2 million outstanding under the Mezzanine Facility (including €62.5 million and £37.1 million) and $136.8 million (including €72.6 million and £38.9 million) as of September 30, 2016 and December 31, 2015, respectively.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to the Advisor, its affiliates and entities under common control with the Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were party to a transfer agency agreement with ANST, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Effective February 26, 2016, we entered into a definitive agreement with DST Systems, Inc., our previous provider of sub-transfer agency services, to directly provide us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 10 — Related Party Transactions to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
Our Former Dealer Manager served as the dealer manager of our IPO and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor. In May 2016, RCS Capital Corporation and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Derivatives, at fair value in the consolidated financial statements, was in a net liability position of $6.0 million (Note 6 — Fair Value of Financial Instruments).
As of September 30, 2016, our total consolidated debt included borrowings under our Mezzanine Facility and secured gross mortgage financings, with a total carrying value of $410.4 million, and a total estimated fair value of $408.4 million and a weighted average effective interest rate per annum of 4.2%. At September 30, 2016, all of our consolidated debt either bore interest at fixed rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual effective interest rates on our fixed-rate debt at September 30, 2016 ranged from 1.3% to 9.1%. Our debt obligations are more fully described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations above.
The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2016:

(In thousands)	Fixed-rate debt (1) (2)	Variable-rate debt (1) (2)
2016 (remainder)	$—	$—
2017	126,956	—
2018	50,973	—
2019	92,470	—
2020	113,261	—
2021	22,047	—
Thereafter	—	—
Total	$405,707	$—
_______________________

(1)
As discussed in Note 4 — Credit Borrowings, the Mezzanine Facility was modified and as a result, we were required to repay €10.2 million and £1.8 million during the three months ended September 30, 2016. In addition, we are required to repay £1.8 million in January 2017 and in April 2017 (or earlier upon closing of specific asset sales), and such amounts are reflected in the table above.

(2)	Amounts are based on the exchange rate at September 30, 2016, as applicable.
The estimated fair value of our fixed-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2016 by an aggregate increase of $3.1 million or an aggregate decrease of $6.3 million, respectively.
Due to the fact that all outstanding debt carries a fixed interest rate or is fixed as a result of entering into an interest rate swaps for the next 12 months, a change in interest rates would not have a material effect on our interest expense.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The total estimated fair value of our foreign currency forward contracts, which are included in derivatives, at fair value in the consolidated balance sheets, was in a net asset position of $0.3 million at September 30, 2016 (Note 6 — Fair Value of Financial Instruments). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of September 30, 2016, during each of the next five calendar years and thereafter, are as follows:

	Future Minimum Base Rent Payments (1)
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$6,823	$4,200	$11,023
2017	25,595	17,213	42,808
2018	27,360	18,000	45,360
2019	27,388	18,545	45,933
2020	27,429	19,333	46,762
2021	27,470	19,333	46,803
Thereafter	71,601	59,959	131,560
Total	$213,666	$156,583	$370,249
_______________________

(1)	Based on the exchange rate as of September 30, 2016.

Scheduled debt service payments (principal) for mortgage notes payable and Mezzanine Facility for our foreign operations as of September 30, 2016 during each of the next five calendar years and thereafter, are as follows:

	Future Debt Service Payments (1)
	Mortgage Notes Payable
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	13,544	—	13,544
2018	—	50,973	50,973
2019	56,056	36,414	92,470
2020	105,946	7,315	113,261
2021	11,772	—	11,772
Thereafter	—	—	—
Total	$187,318	$94,702	$282,020

Future Debt Service Payments (1) (2)
Mezzanine Facility
(In thousands)	Euro	British pound sterling	Total
2016 (remainder)	$—	$—	$—
2017	70,025	43,388	113,413
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$70,025	$43,388	$113,413
_______________________

(1)	Based on the exchange rate as of September 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)
As discussed in Note 4 — Credit Borrowings, the Mezzanine Facility was modified and as a result, we were required to repay €10.2 million and £1.8 million during the three months ended September 30, 2016. In addition, we are required to repay £1.8 million in January 2017 and in April 2017 (or earlier upon closing of specific asset sales), and such amounts are reflected in the table above.

We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Mezzanine Facility, to make these payments, if necessary.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized rental income as of September 30, 2016, in certain areas. See Item 2. Properties in this Quarterly Report on Form 10-Q for further discussion on distribution across countries, tenants and industries.
Based on original purchase price, the majority of our properties are located in Europe (95.5%) and in the U.S. (4.5%). The majority of our directly owned real estate properties and related loans are located in United Kingdom (38.8%), France (25.8%), The Netherlands (18.4%), Luxembourg (10.1%), Germany (2.4%) and the remaining are in the U.S. (4.5%) of our annualized rental income at September 30, 2016. See Note 3  — Real Estate Investments in this Quarterly Report on Form 10-Q for further discussion on distribution across countries.

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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
 The United Kingdom held a non-binding referendum on June 23, 2016 in which a majority of voters voted to exit the European Union. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. If the United Kingdom exits the European Union, the effects will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The Brexit vote may:

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
Our cash flows provided by operations were $11.4 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we paid distributions of $16.5 million, of which $10.4 million, or 62.9%, was funded from cash flows from operations. The remaining $6.1 million, or 37.1%, was funded with proceeds from Common Stock issued under the DRIP. The DRIP is currently suspended and may not resume.
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

Because distributions have been funded with proceeds from our IPO and the IPO has lapsed, we have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
Our IPO was suspended effective December 31, 2015 and lapsed in accordance with its terms on August 26, 2016, and we may not be able to obtain the additional capital we require from other sources.
On November 15, 2015, our board of directors, on the advice of the Advisor, authorized the suspension of our IPO effective December 31, 2015. Our IPO lapsed in accordance with its terms on August 26, 2016. There can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares of Common Stock, to fund our operating and capital needs, including cash required to fund repurchases under our SRP. We have also funded a substantial portion of the distributions to our stockholders from proceeds from our IPO. While we currently expect to fund distributions from existing operations, there can be no assurance that we can do so. There is no assurance that we will be able to generate sufficient cash flows from alternative sources to continue paying distributions at the current rate. Moreover, if we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted.
The exchange ratio is fixed and will not be adjusted in the event of any change in either the market price of GNL common stock or the value of the Company’s common stock.
Upon the consummation of the Merger, each share of our Common Stock will be converted into the right to receive 2.27 shares of GNL common stock. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of GNL common stock or the value of our Common Stock. Changes in the price of GNL common stock or the value of our Common Stock prior to the Merger will affect the market value of the Merger Consideration that the Company’s stockholders will receive at the effective time of the Merger. Stock price changes may result from a variety of factors (many of which are beyond the control of the Company and GNL), including those described or referred to elsewhere in this “Risk Factors” section.
The price of GNL common stock at the consummation of the Merger will vary from the price on the date the Merger Agreement was executed. As a result, the market value of the Merger Consideration received by the Company’s stockholders will vary. The value of our Common Stock is dependent on, among other factors, the market value of the Company’s properties. Factors such as operating performance, actual or anticipated differences in operating results, changes in market valuations of similar companies, strategic decisions by the Company and GNL, including the Merger, or strategic decisions by the Company’s or GNL’s competitors, the realization of any of the other risk factors presented or incorporated by reference in this Quarterly Report, and other factors, including factors unrelated to the Company’s or GNL’s performance such as general market conditions and changes in interest rates that may impact other companies, including the Company’s and GNL’s competitors, could cause the value of our Common Stock and the market price of GNL common stock to fluctuate.
If the price of GNL common stock increases between the date the Merger Agreement was signed and the effective date of the Merger, the Company’s stockholders will receive shares of GNL common stock with a greater value than at the time the agreement was signed. However, if the price of GNL common stock declines between the date the Merger Agreement was signed or the date of the special meetings and the effective time of the Merger, then the Company’s stockholders will receive shares of GNL common stock that have a market value less than at the time the agreement was signed. Therefore, the Company’s stockholders cannot be sure of the market value of the GNL common stock they will receive upon completion of the Merger or at any time after the completion of the Merger.
The Merger is subject to a number of conditions which, if not satisfied or waived, would adversely impact our ability to complete the transactions.
The Merger is subject to certain closing conditions, including, among other things (a) the approval of the Mergers and the other transactions contemplated by the Merger Agreement by the Company’s stockholders, (b) the approval of the transactions contemplated by the Merger Agreement, including approving the issuance of GNL common stock to the Company’s stockholders by GNL’s stockholders (which is not specified as a closing condition, but if this approval is not obtained, either party will have the right to terminate the Merger Agreement) and (c) the accuracy of the other parties’ representations and warranties and compliance with covenants, subject in each case to materiality standards. There can be no assurance these conditions will be satisfied or waived, if permitted or the occurrence of any effect, event, development or change will not transpire. Therefore, there can be no assurance with respect to the timing of the closing of the Merger or whether the Merger will be completed at all.

Our stockholders may be diluted by the Merger.
The Merger will dilute the relative ownership position of our stockholders and result in our stockholders having an ownership stake in GNL that is smaller than their current stake in the Company. In connection with the Mergers, GNL expects to issue approximately 28,686,437 shares of GNL common stock to the holders of our Common Stock based on the closing price of GNL common stock on November 7, 2016 of $7.27 and the number of shares of our Common Stock outstanding, including unvested restricted shares, on the Company’s record date. GNL’s stockholders and the Company’s stockholders are expected to hold approximately 86% and 14%, respectively, of the combined company’s common stock outstanding immediately after the Merger. In addition, as of the Company’s record date, approximately 284,000 shares of GNL common stock were issuable in connection with the Partnership Merger. Consequently, our stockholders, as a general matter, will have less influence over the management and policies of GNL after the Merger than they had over the management and policies of the Company immediately prior to the Merger and will own a reduced percentage of the economic interests in GNL.
If the Merger does not occur, we may incur payment obligations to GNL.
If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay GNL up to $5.0 million in expense reimbursements and may be obligated to pay a termination fee of up to termination fee equal to $6.0 million. The payment of a termination fee will reduce the funds available for acquisitions, distributions to shareholders and for general corporate purposes.
Failure to complete the Merger could negatively impact our future business and financial results.
If the Merger is not completed, our ongoing business could be adversely affected and we will be subject to several risks, including the following:

•	having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•	having to divert management focus and resources from operational matters and other strategic opportunities while working to implement the Merger; and

•	failing to realize the expected benefits of the Merger.
The pendency of the Merger could adversely our business and operations.
In connection with the pending Merger, some of our tenants or vendors may delay or defer decisions because of uncertainty concerning the outcome of the Merger, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if these actions would prove beneficial.
The Merger Agreement contains provisions that grant our board of directors and the board of directors of GNL a general ability to terminate the Merger Agreement based on the exercise of the directors’ duties.
Either the Company or GNL may terminate the Merger Agreement, subject to the terms thereof, in response to a material event, circumstance, change or development that was not known to the applicable entity’s board of directors prior to the execution of the Merger Agreement (or if known, the consequences of which were not known or reasonably foreseeable), which event or circumstance, or any material consequence thereof, becomes known to the applicable entity’s board of directors prior to the effective time of the Merger if the applicable entity’s board of directors determines in good faith, after consultation with outside legal counsel, that failure to change its recommendation with respect to the Merger (and to terminate the Merger Agreement) would be inconsistent with the directors’ duties under applicable law. If the Merger is not completed, the ongoing businesses of the Company and GNL could be adversely affected.
There may be unexpected delays in the consummation of the Merger, which could impact the ability to timely achieve the benefits associated with the Merger.
The Merger Agreement grants either the Company or GNL the right to terminate the Merger Agreement if the Merger has not occurred by March 23, 2017. Certain events may delay the consummation of the Merger. Some of the events that could delay the consummation of the Merger include difficulties in obtaining the approval of our stockholders or GNL’s stockholders or satisfying the other closing conditions to which the Merger is subject.

The Company and Global II expect to incur substantial expenses related to the Merger and may be unable to realize the anticipated benefits of the Merger or do so within the anticipated timeframe.
The Company and Global II expect to incur substantial expenses in connection with completing the Merger. There are a number of factors beyond our control that could affect the total amount or the timing of these transaction expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve following the completion of the Merger.
The Merger involves the combination of two companies that currently operate as independent public companies. Even though the companies are operationally similar, the combined company will be required to devote management attention and resources to integrating the properties and operations of the Company and GNL, which could prevent the combined company from fully achieving the anticipated benefits of the Merger.
The market price of the GNL common stock may decline as a result of the Merger.
The market price of the GNL common stock may decline as a result of the Merger if the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.
In addition, following the effective time of the Merger, GNL’s stockholders and former stockholders of the Company will own interests in a combined company operating an expanded business with a different mix of properties, risks and liabilities. Our current stockholders and the current stockholders of GNL may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the GNL common stock. If, following the effective time of the Merger, there is selling pressure on the GNL common stock that exceeds demand on the market price, the price of the GNL common stock could decline.
An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
There may be lawsuits filed challenging the Merger, which could, among other things, result in the Company incurring costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Further, an injunction could be issued, prohibiting the parties from completing the Merger on the agreed-upon terms in the expected time frame, or may prevent it from being completed altogether. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
On July 28, 2016, we granted 2,666 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration were paid in connection with such issuance, which was made without registration under the Securities Act in reliance upon exemption from the registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds from Sales of Registered Securities
On October 17, 2014, we received and accepted subscriptions in excess of $2.0 million of Common Stock, broke escrow and issued shares of our Common Stock to our initial investors. We purchased our first property and commenced active operations on December 29, 2014. As of September 30, 2016, we had 12.5 million shares of Common Stock outstanding, including shares issued under the DRIP, and had received total gross proceeds from the IPO of $308.9 million, including proceeds from shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of Common Stock:

For the Period from April 23, 2014 (date of inception) to September 30, 2016
(In thousands)
Selling commissions and dealer manager fees	$26,981
Other offering costs	12,484
Total offering costs	$39,465

The Former Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of Common Stock:

For the Period from April 23, 2014 (date of inception) to September 30, 2016
(In thousands)
Total commissions paid to the Former Dealer Manager	$26,981
Less:
Commissions to participating brokers	(17,942)
Reallowance to participating broker dealers	(3,112)
Net to the Former Dealer Manager	$5,927
As of September 30, 2016, cumulative offering costs included $27.0 million incurred from the Advisor and the Former Dealer Manager to reimburse offering costs incurred. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross Common Stock proceeds during the IPO. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2016.
We have used substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2016, we have used $316.2 million of net proceeds from our IPO and $353.9 million of debt financing to purchase 16 properties with an aggregate base purchase price of $619.9 million and acquisition, financing and other related costs of $50.1 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the nine months ended September 30, 2016.
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
Timothy Salvemini
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Global Trust II, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

_________________________________________

*	Filed herewith

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2016.